Form 10-Q
period 2018-03-31
Metaurus Equity Component Trust
filed 2018-05-15
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-221591

METAURUS EQUITY COMPONENT TRUST

(Exact Name of Registrant as Specified in its Charter)

Delaware	35-2594229 30-0987130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Metaurus Advisors LLC 589 Fifth Avenue, Suite 808 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 634-4250

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 1, 2018, the Registrant had 500,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Statement of Financial Condition

March 31, 2018

(Unaudited)

March 31, 2018

Assets
Investments, at Fair Value (Cost $3,381,173)	$3,385,315
Cash	3,773
Cash pledged as collateral on futures	52,738
Interest Receivable	27,575
Variation Margin Receivable	32,500
Deferred Offering Costs	124,500
Total Assets	$3,626,401

Liabilities
Due to Metaurus LLC	124,500
Payable to Advisor	1,705
Payable to Administrator	6,370
Income Distribution Payable	22,500
Other Accrued Expenses	3,923
$158,998

Shareholder Equity
Authorized Participants (250,000 Shares Outstanding)	$3,467,403
Net Asset Value Per Share	$13.87
Market Price	$13.97

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

March 31, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.6%
U.S. Treasury Notes
6.125%, 11/15/2027	$415,000	$533,421
2.250%, 11/15/2024 (1)	375,000	365,067
6.125%, 11/15/2025 (1)	390,000	377,324
6.125%, 12/31/2023 (1)	340,000	333,101
2.125%, 12/31/2022 (1)	330,000	323,572
2.000%, 11/15/2026 (1)	395,000	372,343
2.000%, 12/31/2021 (1)	310,000	304,488
1.750%, 12/31/2020 (1)	290,000	285,177
1.625%, 12/31/2019	275,000	272,018
1.250%, 12/15/2018	220,000	218,804
Total U.S. Treasury Obligations
(Cost $3,381,173)		$3,385,315

Total Investments - 97.6%
(Cost $3,381,173)		$3,385,315

Percentages are based on net assets of $3,467,403.

A list of the open futures contracts held by the Fund at March 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div	25	12/24/2018	$333,386	$336,250	$2,864
S&P 500 Annl Div	25	12/23/2019	349,449	360,938	11,489
S&P 500 Annl Div	25	12/21/2020	366,949	377,813	10,864
S&P 500 Annl Div	25	12/20/2021	385,636	394,062	8,426
S&P 500 Annl Div	25	12/19/2022	398,511	406,562	8,051
S&P 500 Annl Div	25	12/18/2023	407,886	416,875	8,989
S&P 500 Annl Div	25	12/23/2024	419,761	426,562	6,801
S&P 500 Annl Div	25	12/22/2025	429,074	436,250	7,176
S&P 500 Annl Div	25	12/21/2026	438,824	446,250	7,427
S&P 500 Annl Div	25	12/20/2027	449,011	455,625	6,614
					$78,701

(1) Security, or a portion of this security, has been pledged as collateral for the trading of futures.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statement of Operations

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Investment income
Interest Income	$11,619

Expenses
Administration Fees	11,096
Advisory Fees	2,644
Tax Preparation Fees	1,584
Professional Fees	776
Custody Fees	224
Other Expenses	1,340
Total Expenses	17,664
Net Investment Loss	(6,045)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Loss on Investments	(856)
Net Change in Unrealized Appreciation on Investments	4,142
Net Change in Unrealized Appreciation on Futures Contracts	78,701
Net Realized and Unrealized Gain on Investments and Futures Contracts	81,987
Net Increase Resulting from Operations	$75,942

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statement of Changes in Shareholders’ Equity

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Operations:
Net Investment Loss	$(6,045)
Net Realized Loss on Investments	(856)
Net change in unrealized appreciation on Investments and Futures Contracts	82,843
Net Increase Resulting from Operations	75,942

Dividends and Distributions to Shareholders:
Investment Income	(36,500)
Total Dividends and Distributions	(36,500)

Capital Share Transactions:
Issued	3,426,961
Net Increase Resulting from Capital Transactions	3,426,961

Total Increase in Net Assets	3,466,403

Net Assets:
Beginning of period	1,000
End of period	$3,467,403

Capital Share Transactions:
Beginning of period	-
Issued	250,000
Net Increase in Shares Outstanding from Share Transactions	250,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statement of Cash Flows

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Cash Flows from operating activities
Net increase in net assets from operating activities	$75,942
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(3,492,821)
Proceeds from sale of investments	110,792
Net realized loss on investments	856
Net change in unrealized (appreciation) on investments	(4,142)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(52,738)
Interest receivable	(27,575)
Variation margin receivable	(32,500)
Deferred Offering Costs	(124,500)
Increase/(decrease) in operating liabilities
Payable to advisor	1,705
Payable to administrator	6,370
Income distribution payable	22,500
Other accrued expenses	3,923
Net cash used in operating activities	(3,512,188)

Cash Flows from financing activities
Proceeds from capital issuances	3,426,961
Distributions to shareholders	(36,500)
Net cash provided by financing activities	3,390,461

Net change in cash and cash equivalents	(121,727)
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$3,773

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statement of Financial Condition

March 31, 2018

(Unaudited)

March 31, 2018

Assets
Investments, at Fair Value (Cost $12,316,316)	$12,318,576
Cash	295,928
Cash pledged as collateral on futures	188,302
Variation Margin Receivable	221,250
Deferred Offering Costs	124,500
Total Assets	$13,148,556

Liabilities
Due to Metaurus LLC	124,500
Payable to Advisor	3,269
Payable to Administrator	6,370
Variation Margin Payable	32,500
Other Accrued Expenses	6,308
$172,947

Shareholder Equity
Authorized Participants (250,000 Shares Outstanding)	$12,975,609
Net Asset Value Per Share	$51.90
Market Price	$51.08

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

March 31, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 94.9%
U.S. Treasury Bills
1.727%, 06/14/2018 (1) (2)	$12,360,000	$12,318,576
Total U.S. Treasury Obligations
(Cost $12,316,316)		$12,318,576

Total Investments - 94.9%
(Cost $12,316,316)		$12,318,576

Percentages are based on net assets of $12,975,609.

A list of the open futures contracts held by the Fund at March 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div	(25)	12/24/2018	$(333,239)	$(336,250)	$(3,011)
S&P 500 Annl Div	(25)	12/23/2019	(349,301)	(360,937)	(11,636)
S&P 500 Annl Div	(25)	12/21/2020	(366,801)	(377,812)	(11,011)
S&P 500 Annl Div	(25)	12/20/2021	(385,489)	(394,063)	(8,574)
S&P 500 Annl Div	(25)	12/19/2022	(398,364)	(406,563)	(8,199)
S&P 500 Annl Div	(25)	12/18/2023	(407,739)	(416,875)	(9,136)
S&P 500 Annl Div	(25)	12/23/2024	(419,614)	(426,563)	(6,949)
S&P 500 Annl Div	(25)	12/22/2025	(428,926)	(436,250)	(7,324)
S&P 500 Annl Div	(25)	12/21/2026	(438,676)	(446,250)	(7,574)
S&P 500 Annl Div	(25)	12/20/2027	(448,864)	(455,625)	(6,761)
S&P 500	25	6/15/2018	17,051,650	16,518,750	(532,900)
					$(613,075)

(1) Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2) A portion of this security is pledged as collateral for the trading of futures.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statement of Operations

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Investment income
Interest Income	$25,361

Expenses
Administration Fees	11,096
Advisory Fees	5,102
Tax Preparation Fees	2,471
Professional Fees	1,210
Custody Fees	449
Other Expenses	2,178
Total Expenses	22,506
Net Investment Income	2,855

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain on Investments	103
Net Realized Gain on Futures Contracts	437,717
Net Change in Unrealized Appreciation on Investments	2,260
Net Change in Unrealized Depreciation on Futures Contracts	(613,075)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(172,995)
Net Decrease Resulting from Operations	$(170,140)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statement of Changes in Shareholders’ Equity

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Operations:
Net Investment Income	$2,855
Net Realized Gain on Investments and Futures Contracts	437,820

Net change in unrealized depreciation on Investments and Futures Contracts	(610,815)
Net Decrease Reuslting from Operations	(170,140)

Capital Share Transactions:
Issued	13,144,749
Net Increase Resulting from Capital Transactions	13,144,749

Total Increase in Net Assets	12,974,609

Net Assets:
Beginning of period	1,000
End of period	$12,975,609

Capital Share Transactions:
Beginning of period	-
Issued	250,000
Net Increase in Shares Outstanding from Share Transactions	250,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statement of Cash Flows

For the Period from January 17, 2018 to March 31, 2018

(Unaudited)

Cash Flows from operating activities
Net decrease in net assets from operating activities	$(170,140)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchases of investments	(26,895,177)
Proceeds from sale of investments	14,578,964
Net realized (gain) on investments	(103)
Net change in unrealized (appreciation) on investments	(2,260)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(188,302)
Variation margin receivable	(221,250)
Deferred Offering Costs	(124,500)
Increase/(decrease) in operating liabilities
Payable to advisor	3,269
Payable to administrator	6,370
Variation margin payable	32,500
Other accrued expenses	6,308
Net cash used in operating activities	(12,974,321)

Cash Flows from financing activities
Proceeds from capital issuances	13,144,749
Net cash provided by financing activities	13,144,749

Net change in cash and cash equivalents	170,428
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$295,928

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”), was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has two series or funds traded on the NYSE Arca, Inc. exchange, U.S. Equity Cumulative Dividends Fund─Series 2027 (the “Dividend Fund”) and U.S. Equity Ex-Dividend Fund─Series 2027 (the “Ex-Dividend Fund”, each a “Fund” or “ETF”), collectively the “Funds” or “ETFs”). Metaurus Advisors LLC (the “Sponsor”) serves as the sponsor, commodity pool operator and commodity trading advisor of each Fund. Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

The Trust has had no investment operations prior to February 5, 2018 other than matters relating to its organization, the registration of each series/Fund under the Securities Act of 1933, as amended, and matters relating to their establishment and the capital contribution by the Sponsor of $1,000 to each Fund on December 22, 2017.

The investment objective of the ETFs is to employ a passive management, or indexing, investment approach designed to correspond to the performance of each underlying index, before fees and expenses.

Individual Shares of the ETFs may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETFs. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETFs. Shares of the ETFs are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of 50,000 Shares, called “Baskets”. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAVs of the ETFs.

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Each Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services — Investment Companies. As such, the ETFs follow the investment company accounting and reporting guidance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

The following significant accounting policies, which are consistently followed in the preparation of the financial statements of the Fund, are in conformity with GAAP.

Basis of Presentation, Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Concentration of Credit Risk

Investments and cash of each Fund at March 31, 2018 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

Final Net Asset Value for Fiscal Period

The net asset value (“NAV”) per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAVs of the ETFs is determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca (normally 4:00 P.M. ET) on each Business Day. Each Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. The Administrator of the ETFs is responsible for making these determinations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Security Valuation — Securities listed on a securities exchange, market or automated quotation system for which quotations are readily available (except for securities traded on NASDAQ), including securities traded over the counter, are valued at the last quoted sale price on the primary exchange or market (foreign or domestic) on which they are traded (or at approximately 4:00 pm Eastern Time if a security’s primary exchange is normally open at that time), or, if there is no such reported sale, at the most recent quoted bid for long positions and the most recent ask price for short positions. For securities traded on NASDAQ, the NASDAQ Official Closing Price will be used. If available, debt securities are priced based upon valuations provided by independent, third-party pricing agents. Such values generally reflect the last reported sales price if the security is actively traded. The third-party pricing agents may also value debt securities at an evaluated bid price by employing methodologies that utilize actual market transactions, broker-supplied valuations, or other methodologies designed to identify the fair value for such securities. Debt obligations with remaining maturities of sixty days or less when acquired will be valued at their market value. If a market value is not available from a pricing vendor or from an independent broker, the security shall be fair valued according to the Trust’s Fair Value Procedures. Prices for most securities held in the Funds are provided daily by recognized independent pricing agents. If a security price cannot be obtained from an independent, third-party pricing agent, the Funds seek to obtain a bid price from at least one independent broker.

Securities for which market prices are not “readily available” are valued in accordance with Fair Value Procedures established by the Sponsor or a committee of its personnel thereof. Some of the more common reasons that may necessitate that a security be valued using Fair Value Procedures include: the security’s trading has been halted or suspended; the security has been de-listed from a national exchange; the security’s primary trading market is temporarily closed at a time when under normal conditions it would be open; the security has not been traded for an extended period of time; the security’s primary pricing source is not able or willing to provide a price; or trading of the security is subject to local government-imposed restrictions. In addition, the Funds may fair value their securities if an event that may materially affect the value of a Fund’s securities that traded outside of the United States (a “Significant Event”) has occurred between the time of the security’s last close and the time that the Fund calculates its net asset value. A Significant Event may relate to a single issuer or to an entire market sector. Events that may be Significant Events include: government actions, natural disasters, armed conflict, acts of terrorism and significant market fluctuations. If the Adviser becomes aware of a Significant Event that has occurred with respect to a security or group of securities after the closing of the exchange or market on which the security or securities principally trade, but before the time at which the Fund calculates its net asset value, it may request that a valuation meeting be called. When a security is valued in accordance with the Fair Value Procedures, the Sponsor or its designees will determine the fair value after taking into consideration relevant information reasonably available to it.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

In accordance with the authoritative guidance on fair value measurements and disclosure under U.S.GAAP, the Funds disclose fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).The three levels of the fair value hierarchy are described below:

Level 1	–	Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Fund has the ability to access at the measurement date;

Level 2	–	Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

Level 3	–	Prices, inputs or exotic modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarized the valuation of investments at March 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

March 31, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$3,385,315	$-	$3,385,315
Total Investments in Securities	$-	$3,385,315	$-	$3,385,315

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$78,701	$-	$-	$78,701
Total Other Financial Instruments	$78,701	$-	$-	$78,701

U.S. Equity Ex-Dividend Fund─Series 2027

March 31, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$12,318,576	$-	$12,318,576
Total Investments in Securities	$-	$12,318,576	$-	$12,318,576

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Depreciation	$(613,075)	$-	$-	$(613,075)
Total Other Financial Instruments	$(613,075)	$-	$-	$(613,075)

* Futures contracts are presented at unrealized appreciation (depreciation) on the instrument.

For the period ended March 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended March 31, 2018, there were no Level 3 investments.

Amounts designated as “-” are $0.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Investment Transactions and Related Income

Investment transactions are recorded on trade date. Dividend income is recorded on the ex-dividend date. Interest income, which includes amortization of premium and accretion of discount, is recorded on an accrual basis. Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the identified cost basis for financial reporting.

Trading and Transaction Costs and Fees

Each Fund will pay (or will reimburse the Clearing FCM if previously paid) any other transaction costs and fees associated with trading of the Fund’s instruments (including floor brokerage, exchange, clearing, give-up, user and NFA fees) that are not related to the creation and redemption of Baskets.

Income Taxes

Each Fund is a series of a Delaware statutory trust and will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S federal income tax; rather each beneficial owner of Shares will be required to take into account its allocable share of the Fund’s income, gain, loss deductions and other items for the Fund’s taxable year ending with or within the beneficial owner’s taxable year.

The Funds file an income tax return in the US federal jurisdiction and may file income tax returns in various US states and foreign jurisdictions. Generally, the Funds are subject to income tax examinations by federal, state and local jurisdictions, where applicable.

The Funds are required to determine whether their tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed more-likely-than-not threshold would be recorded as a tax expense in the current year.

At March 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with US federal US state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through March 31, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

Distribution Policy

The Dividend Fund expects to pay monthly cash distributions to its Shareholders throughout each calendar year. Such distributions shall, on an annual basis, before fees and expenses, equal all or a substantial portion of the Dividend Fund’s NAV attributable to the ordinary cash dividends accumulated by the Dividend Points Index for the year (as reflected in the current year’s S&P 500 Dividend Futures Contracts held by the Dividend Fund). Such distributions may consist of ordinary income, capital gains and/or return of capital whose character will be determined at fiscal year-end once final year-end figures have been calculated. The Dividend Fund’s capital gains, if any, for a calendar year may include any net unrealized appreciation in its futures contracts that expire in future calendar years.

The Ex-Dividend Fund does not anticipate making any periodic distributions.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 3 – INVESTMENTS

The Dividend Fund seeks investment results that, before fees and expenses, correspond to the performance of the Solactive® U.S. Cumulative Dividends Index—Series 2027 (the “Solactive Dividend Index”) over each calendar year so as to provide Shareholders with returns designed to replicate the dividends on constituent companies of the S&P 500, without exposure to the underlying securities. The Dividend Fund intends primarily to invest its assets in the component instruments of the Solactive Dividend Index, as well as in cash and/or cash equivalents. The component instruments of the Solactive Dividend Index consist of U.S. Treasury Securities (“Treasury Securities”) and long positions in annual futures contracts listed on the Chicago Mercantile Exchange (“CME”) that provide exposure to dividends paid on the S&P 500 constituent companies (“S&P 500 Dividend Futures Contracts”) pro rata for each year of the life of the Dividend Fund.

The Ex-Dividend Fund seeks investment results that, before fees and expenses, correspond to the performance of the Solactive® U.S. Equity Ex-Dividends Index—Series 2027 (the “Solactive Ex-Dividend Index”). The Ex-Dividend Fund seeks to track the Solactive Ex-Dividend Index so as to provide Shareholders with returns that are equivalent to the performance of 0.25 shares of SPDR S&P 500 ETF (“SPY”) less the value of current and future expected ordinary cash dividends to be paid on the S&P 500 constituent companies over the term of the Ex-Dividend Fund. SPY is an ETF that seeks to track the S&P 500. The Ex-Dividend Fund seeks to replicate the performance of SPY through owning long positions in quarterly S&P 500 Index futures contracts traded on the CME (“S&P 500 Index Futures Contracts”) rather than shares of SPY. Additionally, the Ex-Dividend Fund intends to track the performance of the Solactive Ex-Dividend Index by selling S&P 500 Dividend Futures Contracts. The Ex-Dividend Fund will also hold Treasury Securities, cash and/or cash equivalents.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were not short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended March 31, 2018.

Accounting for Derivative Instruments

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. The ETFs utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period. Following is a description of the derivative instruments used by the ETFs during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The ETFs enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity, as set forth above. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract. Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected.

The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition and Schedules of Investments, and is restricted as to its use. The ETFs that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities.  Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction. Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the ETFs since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk that the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

The Funds held futures’ equity contracts as of and for the period ended March 31, 2018. The value and detail of these contracts are disclosed on their respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on the respective Statement of Operations.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 4 – AGREEMENTS

Sponsor

The Sponsor has entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The amount due to Metaurus Advisors LLC, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The amount reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contains a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, should the Funds terminate prior to the full repayment of the amount due, the Sponsor has agreed to forfeit the unpaid amount. There is no interest charged on the amounts due and no amounts have been paid to date.

Metaurus Advisors LLC (the “Sponsor”), the sponsor of the U.S. Equity Cumulative Dividends Fund—Series 2027 and the U.S. Equity Ex-Dividend Fund—Series 2027 (the “Funds” or “exchange-traded funds” or “ETFs”), is currently voluntarily waiving a portion of its management fee from the ETFs. The Sponsor’s voluntary waiver of its fees may be modified or terminated at any time at the option of the Sponsor.

Administrator, Custodian, Fund Accountant and Transfer Agent

SEI Investments Global Fund Services, Inc. (the “Administrator”) serves as the Funds’ Administrator pursuant to an administration agreement. Brown Brothers Harriman & Co. (the “Custodian”) serves as the Funds’ custodian and transfer agent pursuant to a custodian and transfer agent agreement.

Clearing FCM

Morgan Stanley & Co. LLC (“MS&Co.” or the “Clearing FCM”) serves as the Fund’s Clearing FCM pursuant to the terms of a commodity futures customer agreement among the Sponsor, on behalf of the Funds, severally and not jointly, and the Clearing FCM (the “Futures Account Agreement”). As Clearing FCM, MS&Co. serves as the Funds’ clearing broker and as such arranges for the execution and clearing of the Funds’ futures transactions. As such, MS&Co. holds, on behalf of the Funds, positions in futures contracts and Treasury Securities, cash and cash equivalents as futures margin. Treasury Securities, cash and cash equivalents not held as futures margin will be held by the Custodian. The Funds may engage additional and/or other futures commission merchants in the future.

Distribution Agreement

SEI Investments Distribution Co., a wholly-owned subsidiary of SEI Investments and an affiliate of the Administrator, serves as the Funds’ distributor of Baskets pursuant to a distribution agreement. The Distributor does not maintain any secondary market in the Shares.

Management Fee

The Management Fee is paid in consideration of the Sponsor’s services as sponsor, commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Funds. The Sponsor supervises and directs the investment of the assets of the Funds in accordance with the Funds’ investment objectives and investment strategies outlined in the Funds’ prospectus.

The Dividend Fund will pay the Sponsor a Management Fee equal to 0.58% per year of the Dividend Fund’s average daily NAV, calculated and payable monthly, subject to a minimum monthly fee of $0.005 per Share. This minimum monthly fee is expected to apply when the Dividend Fund’s average daily NAV for such month is less than $10.34 per Share.

The Ex-Dividend Fund will pay the Sponsor a Management Fee equal to 0.29% per year of the Ex-Dividend Fund’s average daily NAV, calculated and payable monthly.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 5 – OFFERING AND ORGANIZATIONAL COSTS

The Sponsor paid all necessary and reasonable expenses and liabilities incurred in connection with the organization of the Funds and proposed initial public offering of the Shares. Each Fund will reimburse the Sponsor for registration fees paid to the SEC in connection with the registration of the Fund’s Shares, which is represented on the Statements of Financial Position as Due to Metaurus Advisors LLC. Such amounts will be reimbursed over the term of the Fund without interest. The reimbursement amount may vary from year to year based on the amount of Shares issued during a year.

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $124,500.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

The Funds issue and redeem Shares on a continuous basis at NAV in one or more large blocks of 50,000 Shares called Baskets. Each Fund intends to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Funds may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

The manner by which redemptions are made is dictated by the terms of the respective authorized participant agreement between an Authorized Participant and the Trust (“Authorized Participant Agreement”). Except when aggregated in Baskets, Shares are not redeemable securities of a Fund. Shares of the Funds may be purchased or redeemed only by Authorized Participants. An Authorized Participant is an institution that (i) is a broker-dealer; (ii) is a registered futures commission merchant and/or clears through a registered futures commission merchant; (iii) is a Depository Trust Company Participant and a member of the National Securities Clearing Corporation; (iv) has entered into an Authorized Participant agreement with the Trust; and (v) is in a position to transfer the required Deposit Instruments and/or the cash to buy and sell whole Baskets. Investors will purchase Shares in the secondary market, generally with the assistance of a broker or investment advisor and will be subject to customary brokerage commissions, mark ups and mark downs and fees.

Authorized Participants will pay a transaction fee per Basket equal to $500.00. In addition, to the extent that cash is delivered or received in lieu of any of the Deposit Instruments upon the creation or redemption of Shares by an Authorized Participant, such Authorized Participants will pay an additional variable charge up to 2% of the cash that is delivered or received in lieu of any of the Deposit Instruments to a Fund to pay for any additional transaction costs and fees and price changes associated with the purchase or disposition of any of the Deposit Instruments.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ending March 31, 2018:

Financial Highlights

For the Period from January 17, 2018 to March 31, 2018 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss		Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(4)	Ratio of Net Investment Income/Loss to Average Net Assets(4)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2018(3)	$13.73	$(0.03)	$0.33		$0.30	$(0.16)	$(0.16)	$13.87	2.19%	$13.97	$3,467	3.80%	-1.30%	4%

U.S. Equity Ex-Dividend Fund─Series 2027
2018(3)	$51.48	$0.01	$0.42	(5)	$0.43	$-	$-	$51.91	0.84%	$51.08	$12,976	1.25%	0.16%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	From commencement of operations, January 17, 2018 through March 31, 2018.

(4)	Annualized

(5)	The amount shown for a share outstanding through out the period does not accord with the aggregate net loss on investments for the period because the sales and repurchase of Fund shares in relation to fluctuating market value of the Fund.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 8 – RISK

Principal Risks

A shareholder of the Funds is subject to the risk that his or her investment could lose money. The Funds are subject to the principal risks noted below, any of which may adversely affect a Fund’s NAV, trading price, yield, total return and ability to meet its investment objective. A more complete description of principal risks is included in the prospectus under the heading “Principal Risks”. This could result in the Funds’ underperformance compared to other funds with similar investment objectives.

Market Trading Risks

Individual Shares may be purchased and sold only on a national securities exchange, an alternative trading system, or in the over-the-counter market and may not be directly purchased or redeemed from the Funds. There can be no guarantee that an active trading market for Shares will develop or be maintained, or that the listing of the Shares will continue unchanged. Buying and selling Shares may require you to pay brokerage commissions and expose you to other trading costs. Due to brokerage commissions and other transaction costs that may apply, frequent trading may detract from realized investment returns. Trading prices of Shares may be above, at or below the Funds’ NAV, will fluctuate in relation to NAV based on supply and demand in the market for Shares and other factors, and may vary significantly from NAV during periods of market volatility. The return on an investor’s investment will be reduced when the investor sells Shares at a discount or buys Shares at a premium to NAV.

Contingent Pricing Risks

Creation and redemption prices of Baskets are directly linked to the Funds’ next-computed NAV, which is normally determined as of (the close of regular market trading / 4:00 p.m. Eastern Time) each business day. Buyers and sellers of Shares will not know the value of their purchases and sales until the Funds’ NAV is determined at the end of the trading day. Like mutual funds, the Funds do not offer opportunities to purchase or redeem Baskets intraday at currently determined (as opposed to end-of-day) prices. Creation and redemption prices of Baskets are contingent upon the determination of NAV and may vary significantly from anticipated levels (including estimates based on intraday indicative values disseminated by the Funds) during periods of market volatility. Although limit orders can be used to restrict differences between prices of the Shares in the secondary market and NAV (i.e., premiums and discounts to NAV), they cannot be used to control or limit absolute trade execution prices. However, unlike shares of mutual funds, Shares will trade on NYSE Arca, Inc. during the day at market-determined prices. The Funds will disseminate an indicative NAV every 15 seconds during the trading day.

Cash Transactions Risk

Each Fund intends to create and redeem Baskets primarily through EFRP transactions. In certain instances, the Funds may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction. Because the Funds may effect redemptions for cash, rather than through an EFRP transaction, they may be required to sell Deposit Instruments in order to obtain the cash needed to distribute redemption proceeds, and they may subsequently recognize gains on such sales. As a result, an investment in Shares redeemed partially or wholly for cash may be less tax-efficient than if the Shares were redeemed through an EFRP transaction which generally will not trigger any tax consequences to Shareholders. Moreover, cash transactions may have to be carried out over several days if the market for any of the Deposit Instruments is relatively illiquid and may involve considerable brokerage fees and taxes. These brokerage fees and taxes, which generally are expected to be higher than if the Basket was created or redeemed through an EFRP transaction, may be passed on to purchasers and redeemers of Baskets in the form of creation and redemption transaction fees. In addition, these factors may result in wider spreads between the bid and the offered prices of the Shares.

Authorized Participant Concentration Risk

Only an Authorized Participant may engage in creation or redemption transactions directly with the Funds. The Funds may have relationships with a limited number of institutions that act as Authorized Participants. To the extent these institutions exit the business or are unable or unwilling to proceed with creation and/or redemption orders with respect to the Funds and no other Authorized Participant is able to step forward to create or redeem Baskets, Shares of the Funds may trade at a discount to NAV and possibly face trading halts and/or delisting.

Guarantees and Indemnifications

In the normal course of business, the Funds enter into contracts with third-party service providers that contain a variety of representations and warranties and that provide general indemnifications. Additionally, under the Funds’ organizational documents, the Sponsor, Wilmington Trust, N.A., a national banking association and the trustee of the Trust, and their officers and affiliates are indemnified against certain liabilities arising out of the performance of their duties to the Funds. The Funds’ maximum exposure under these arrangements is unknown, as it involves possible future claims that may or may not be made against the Funds. Based on experience, the Sponsor is of the view that the risk of loss to the Funds in connection with the Funds’ indemnification obligations is remote; however, there can be no assurance that such obligations will not result in material liabilities that adversely affect the Funds.

NOTE 9 – SUBSEQUENT EVENTS

In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Management has determined that there are no material events, except as set forth above that would require disclosure in the Funds’ financial statements through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of Metaurus Equity Component Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. the Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The Metaurus Equity Component Trust (the “Trust”) is a statutory trust formed under the laws of the State of Delaware in September 2016. The Trust is neither managed like a corporation nor registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

The U.S. Equity Cumulative Dividends Fund—Series 2027 (the “Dividend Fund”) and the U.S. Equity Ex-Dividend Fund—Series 2027 (the “Ex-Dividend Fund”, and together with the Dividend Fund, the “Funds” and each, a “Fund”) are separate series of the Trust. Each Fund is a commodity pool that will issue shares to shareholders (“Shareholders”) representing fractional undivided beneficial interests in, and ownership of, the net assets of the Fund (“Shares”). The Funds are each passive, unleveraged investment pools.

Shares in each Fund are being separately offered. The Funds are term funds that will terminate on or prior to December 31, 2027. Each of the Funds began issuing share on February 5, 2018, and their units of beneficial interest (“Shares”) represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust qualifies as an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws.

Metaurus Advisors LLC (“Metaurus” or the “Sponsor”) is the sponsor, commodity pool operator and commodity trading advisor of each Fund. Metaurus Advisors LLC, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 589 Fifth Avenue, Suite 808, New York, NY 10017. The main business telephone number of Metaurus is (212) 634-4250. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in each Fund by the Sponsor.

The Sponsor is responsible for making operational decisions necessary to maintain the proper number of investment positions to meet the investment objectives of the Funds, monitor the performance results of the Funds’ portfolios and reallocate assets within the portfolios with a view to causing the performance of each Fund’s portfolio to track that of its Underlying Index over each calendar year. Each Fund is designed to terminate operations in December 2027.

Each of the Funds generally invests 100% of its assets in U.S Treasury Securities, cash and cash equivalent securities and seeks to gain exposure to certain financial futures whose value is derived from the underlying assets, as a substitute for investing directly in U.S equity securities directly, in order to gain or lose exposure to certain component of their return.

More specifically, the Dividend Fund is a passive, unleveraged fund that seeks to track the Solactive U.S. Cumulative Dividends Index - Series 2027 (the “Dividends Index”). The Dividends Index (and the Dividend Fund) seeks to represent the discounted present value of all dividend futures contracts out to and including December 2027. Each annual dividend futures contract represents the total value of all dividends paid on the S&P 500 Index constituent stocks during the contract year (as measured from mid-December to mid-December). The Dividend Fund holds a portfolio of sequentially maturing U.S. Treasury Notes and cash. In order to gain exposure to the annual dividends paid on the S&P 500 Index in each year, the Dividend Fund holds long positions in the series of annual dividend futures contracts that are linked to the amounts of dividends paid on the S&P 500 Index constituent stock in each year during the term of the Dividend Fund. Unlike most futures contracts, dividend futures contracts do not need to be “rolled” periodically but may be held to their annual expiry.

The Ex-Dividend Fund is a passive, unleveraged fund that seeks to track the Solactive U.S. Ex-Dividends Index - Series 2027 (the “Ex-Dividends Index”). The Ex-Dividends Index (and the Ex-Dividend Fund) seeks to gain exposure to U.S. equities at a discounted price by holding 100% of its assets in short-term U.S. Treasury securities and cash and gaining exposure to the U.S. equity market by holding long positions in S&P 500 Index futures and short positions in S&P 500 dividend futures contracts. The shot positions in the dividend futures contracts allow the fund to access index exposure at a discount to purchasing shares of the index itself.

Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant. The Dividend Fund also holds certain cash positions to make quarterly cash distributions to its investors and to fund certain fees and expenses of the Fund. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change.

The Sponsor is not aware of any other demands, commitments, events or uncertainties that are reasonably likely to result in material changes to the liquidity needs of either Fund. As of May 2018, the Sponsor has agreed to assume or waive a significant portion of the fees and expenses of the Funds. The assumption or waiver of these fees and expenses is voluntary by the Sponsor and may be reduced or eliminated at any time by the Sponsor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Note 8 – RISK, above.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Funds may receive subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is the Funds’ general policy to cooperate fully with such inquiries. The Funds may also be named as defendants in legal actions, including arbitrations and other litigation arising in connection with their activities, any of which potentially could harm the investment returns of the Fund or result in it being liable for any resulting damages.

The Sponsor, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits, if any, will have a material effect on either Fund’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters, if any, will have a material effect on a Fund’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, if any, the Funds cannot reasonably estimate the possible loss or range of loss that may arise from these matters, if any.

Item 1A. Risk Factors.

You should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our prospectus dated February 5, 2018, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) For the three months ended March 31, 2018: 0 Baskets were redeemed

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: May 15, 2018	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Financial Officer)

Date: May 15, 2018	By:	/s/ Richard P. Sandulli
Richard P. Sandulli
Co-Chief Executive Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.