Form 10-Q
period 2018-06-30
Metaurus Equity Component Trust
filed 2018-08-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the Registrant had 500,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Financial Condition

June 30, 2018

(Unaudited)

June 30, 2018
Assets
Investments, at Fair Value (Cost $5,231,529)	$5,220,467
Cash and Cash Equivalents	67,308
Cash Pledged as Collateral on Futures	26,014
Interest Receivable	34,733
Receivable from Advisor	9,640
Deffered Offering Costs	123,816
Prepaid Expenses	3,578
Total Assets	$5,485,556

Liabilities
Due to Metaurus LLC	124,500
Variation Margin Payable	14,000
Income Distribution Payable	41,000
Other Accrued Expenses	28,197
$207,697

Shareholder Equity
Authorized Participants (400,000 Shares Outstanding)	$5,277,859
Net Asset Value Per Share	$13.20
Market Price	$13.27

*	Since the Fund’s inception date was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

June 30, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 98.9%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$680,000	$862,033
2.250%, 11/15/2024 (1)	592,000	572,795
2.250%, 11/15/2025 (1)	608,000	584,761
2.250%, 12/31/2023 (1)	552,000	537,413
2.125%, 12/31/2022 (1)	520,000	506,888
2.000%, 11/15/2026 (1)	656,000	614,667
2.000%, 12/31/2021 (1)	488,000	477,144
1.750%, 12/31/2020 (1)	456,000	446,782
1.625%, 12/31/2019	424,000	418,758
1.250%, 12/15/2018	200,000	199,226
Total U.S. Treasury Obligations
(Cost $5,231,529)		$5,220,467

Total Investments - 97.6%
(Cost $5,231,529)		$5,220,467

Percentages are based on net assets of $5,277,859.

A list of the open futures contracts held by the Fund at June 30, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec18	40	12/24/2018	$534,699	$539,500	$4,801
S&P 500 Annl Div Dec19	40	12/23/2019	561,699	565,000	3,301
S&P 500 Annl Div Dec20	40	12/21/2020	588,886	591,000	2,114
S&P 500 Annl Div Dec21	40	12/20/2021	616,761	612,500	(4,261)
S&P 500 Annl Div Dec22	40	12/19/2022	637,699	630,000	(7,699)
S&P 500 Annl Div Dec23	40	12/18/2023	655,011	647,500	(7,511)
S&P 500 Annl Div Dec24	40	12/23/2024	674,699	667,000	(7,699)
S&P 500 Annl Div Dec25	40	12/22/2025	691,386	684,500	(6,886)
S&P 500 Annl Div Dec26	40	12/21/2026	708,574	704,000	(4,574)
S&P 500 Annl Div Dec27	40	12/20/2027	726,199	724,500	(1,699)
					$(30,113)

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Operations

	For the Period from April 1, 2018 to June 30, 2018 (Unaudited)	For the Period from January 17, 2018 to June 30, 2018 (Unaudited)
Investment income
Interest Income	$24,943	$36,562

Expenses
Advisory Fees	5,714	8,358
Administration Fees	18,698	29,794
Professional Fees	5,683	6,459
Custody Fees	797	1,021
Tax Preparation Fees	11,603	13,187
Other Expenses	8,162	9,502
Total Expenses	50,657	68,321
Less Waivers of:
Voluntary Waivers	(33,250)	(33,250)
Net Expenses	17,407	35,071
Net Investment Income (Loss)	7,536	1,491

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Loss on Investments	(1,463)	(2,319)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(15,204)	(11,062)
Net Change in Unrealized Appreciation (Depreciation) Futures Contracts	(108,814)	(30,113)
Net Realized and Unrealized Gain on Investments	(125,481)	(43,494)
Net Decrease Resulting from Operations	$(117,945)	$(42,003)

*	Since the Fund’s inception date was January 17, 2018, the Statements of Operations for the three months and six months ended June 30, 2017 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 to June 30, 2018

(Unaudited)

Operations:
Net Investment Income	$1,491
Net Realized Loss on Investments	(2,319)
Net Change in unrealized appreciation on Investments and Futures Contracts	(41,175)
Net Decrease in Net Assets Resulting from Operations	(42,003)

Dividends and Distributions to Shareholders:
Investment Income	(125,000)
Total Dividends and Distributions	(125,000)

Capital Share Transactions:
Issued	5,443,862
Net Increase Resulting from Capital Transactions	5,443,862

Total Increase in Net Assets	5,276,859

Net Assets:
Beginning of period	1,000
End of period	$5,277,859

Capital Share Transactions:
Beginning of Period	-
Issued	400,000
Net Increase in Shares Outstanding from Share Transactions	400,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Cash Flows

For the Period from January 17, 2018 to June 30, 2018

(Unaudited)

Cash Flows from operating activities
Net decrease in net assets from operating activities	$(42,003)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(5,535,186)
Proceeds from sale of investments	301,338
Net realized loss on investments	2,319
Net change in unrealized depreciation on investments	11,062
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(26,014)
Interest receivable	(34,733)
Receivable from advisor	(9,640)
Prepaid expenses	(3,578)
Deferred Offering Costs	(123,816)
Increase/(decrease) in operating liabilities
Variation margin payable	14,000
Other accrued expenses	28,197
Net cash used in operating activities	(5,418,054)

Cash Flows from financing activities
Proceeds from capital issuances	5,443,862
Distributions to shareholders	(84,000)
Net cash provided by financing activities	5,359,862

Net change in cash and cash equivalents	(58,192)
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$67,308

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$41,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Cash Flows for the six months ended June 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statement of Financial Condition

June 30, 2018

(Unaudited)

June 30, 2018
Assets
Investments, at Fair Value (Cost $13,185,650)	$13,186,431
Cash and Cash Equivalents	155,289
Cash pledged as collateral on futures	189,487
Variation Margin Receivable	21,875
Receivable from Advisor	3,939
Deffered Offering Costs	122,898
Prepaid Expenses	18,967
Total Assets	$13,698,886

Liabilities
Due to Metaurus LLC	124,500
Payable to Administrator	3,082
Other Accrued Expenses	35,958
$163,540

Shareholder Equity
Authorized Participants (250,000 Shares Outstanding)	$13,535,346
Net Asset Value Per Share	$54.14
Market Price	$54.00

*	Since the Fund’s inception date was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

June 30, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.4%
U.S. Treasury Bills (1) (2)
1.985%, 11/01/2018	$13,275,000	$13,186,431
Total U.S. Treasury Obligations
(Cost $13,185,650)		$13,186,431

Total Investments - 94.9%
(Cost $13,185,650)		$13,186,431

Percentages are based on net assets of $13,535,346.

A list of the open futures contracts held by the Fund at June 30, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec18	(25)	12/24/2018	$(333,239)	$(337,188)	$(3,949)
S&P 500 Annl Div Dec19	(25)	12/23/2019	(349,301)	(353,125)	(3,824)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(369,375)	(2,574)
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(382,813)	2,676
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(393,750)	4,614
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(404,688)	3,051
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(416,875)	2,739
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(427,813)	1,114
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(440,000)	(1,324)
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(452,813)	(3,949)
S&P 500 Index Sept 18	25	09/21/2018	17,350,088	17,010,000	(340,088)
					$(341,514)

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	A portion of this security is pledged as collateral for the trading of futures.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statement of Operations

	For the Period from April 1, 2018 to June 30, 2018 (Unaudited)	For the Period from January 17, 2018 to June 30, 2018 (Unaudited)
Investment income
Interest Income	$57,419	$82,780

Expenses
Advisory Fees	9,679	14,781
Administration Fees	18,699	29,795
Professional Fees	6,927	8,137
Custody Fees	1,458	1,907
Tax Preparation Fees	14,144	16,615
Other Expenses	9,602	11,780
Total Expenses	60,509	83,015
Less Waivers of:
Voluntary Waivers	(18,868)	(18,868)
Net Expenses	41,641	64,147
Net Investment Income	15,778	18,633

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain on Investments	-	103
Net Realized Gain on Futures Contracts	274,512	712,229
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,479)	781
Net Change in Unrealized Appreciation (Depreciation) Futures Contracts	271,561	(341,514)
Net Realized and Unrealized Loss on Investments	544,594	371,599
Net Increase in Net Assets Resulting from Operations	$560,372	$390,232

*	Since the Fund’s inception date was January 17, 2018, the Statements of Operations for the three months and six months ended June 30, 2017 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 to June 30, 2018

(Unaudited)

Operations:
Net Investment Income	$18,633
Net Realized Loss on Investments	712,332
Net Change in unrealized appreciation on Investments and Futures Contracts	(340,733)
Net Increase in Net Assets Resulting from Operations	390,232

Capital Share Transactions:
Issued	13,144,114
Net Increase Resulting from Capital Transactions	13,144,114

Total Increase in Net Assets	13,534,346

Net Assets:
Beginning of period	1,000
End of period	$13,535,346

Capital Share Transactions:
Beginning of Period	-
Issued	250,000
Net Increase in Shares Outstanding from Share Transactions	250,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statement of Cash Flows

For the Period from January 17, 2018 to June 30, 2018

(Unaudited)

Cash Flows from operating activities
Net increase in net assets from operating activites	$390,232
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(40,569,754)
Proceeds from sale of investments	27,384,207
Net realized (gain) on investments	(103)
Net change in unrealized (appreciation) on investments	(781)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(189,487)
Variation margin receivable	(21,875)
Receivable from advisor	(3,939)
Prepaid expenses	(18,967)
Deferred offering costs	(122,898)
Increase/(decrease) in operating liabilities
Payable to administrator	3,082
Other accrued expenses	35,958
Net cash used in operating activities	(13,114,325)

Cash Flows from financing activities
Proceeds from capital issuances	13,144,114
Net cash provided by financing activities	13,144,114

Net change in cash and cash equivalents	29,789
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$155,289

*	Since the Fund’s inception date was January 17, 2018, the Statement of Cash Flows for the six months ended June 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

June 30, 2018

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfil its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at June 30, 2018 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

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

June 30, 2018

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

The following table summarized the valuation of investments at June 30, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

June 30, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$5,220,467	$-	$5,220,467
Total Investments in Securities	$-	$5,220,467	$-	$5,220,467

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$(30,113)	$-	$-	$(30,113)
Total Other Financial Instruments	$(30,113)	$-	$-	$(30,113)

U.S. Equity Ex-Dividend Fund─Series 2027*

June 30, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$13,186,431	$-	$13,186,431
Total Investments in Securities	$-	$13,186,431	$-	$13,186,431

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Depreciation	$(341,514)	$-	$-	$(341,514)
Total Other Financial Instruments	$(341,514)	$-	$-	$(341,514)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the period ended June 30, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended June 30, 2018, there were no Level 3 investments

Amounts designated as “-” are $0.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Investment Transactions and Related Income

Investment transactions are recorded on trade date. Dividend income is recorded on the ex-dividend date. Interest income, which includes amortization of premium and accretion of discount, is recorded on an accrual basis. Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are recorded on the effective interest method using the identified cost basis for financial reporting.

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

At June 30, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with US federal US state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through June 30, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

June 30, 2018

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were not short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended June 30, 2018.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The Funds held futures equity contracts as of and for the three-month period ended June 30, 2018. The value and detail of these contracts are disclosed on their respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on the respective Statement of Operations. The Funds held futures equity contracts for the period February 5, 2018 (commencement of investment operations) to June 30, 2018. The corresponding gains and losses associated with those contracts are disclosed on each Fund’s respective Statement of Operations.

Offsetting Assets and Liabilities

The Futures Account Agreement includes provisions permitting the Clearing FCM to net and set off its obligations to the Fund against the obligations of the Fund to the Clearing FCM upon the termination of the agreement or occurrence of an Event of Default, as defined in the agreement. As described above, the Funds utilize derivative instruments to pursue their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2018.

U.S. Equity Ex-Dividends Fund─Series 2027

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts Offset in the Consolidated Statements	Net Amounts Presented in the Consolidated Statements	Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
	of Recognized Assets	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$21,875	$-	$21,875	$-		$21,875
Total	$21,875	$-	$21,875	$-	$-	$21,875

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts Offset in the Consolidated Statements	Net Amounts Presented in the Consolidated Statements	Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
	of Recognized Liabilities	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments(a)	Cash Collateral Pledged	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

U.S. Equity Cumulative Dividends Fund─Series 2027

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts Offset in the Consolidated Statements	Net Amounts Presented in the Consolidated Statements	Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
	of Recognized Assets	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts		$-	$-	$-		$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts Offset in the Consolidated Statements	Net Amounts Presented in the Consolidated Statements	Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
	of Recognized Liabilities	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(14,000)	$-	$(14,000.00)	$-	$14,000	$-
Total	$(14,000)	$-	$(14,000.00)	$-	$14,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Each Fund pays its periodic professional expenses, including, but not limited to the fees of the Trustee, continuous offering expenses, legal, audit, tax, accounting, performance, administrative, filing, reporting and data processing fees and expenses and other operating expenses. For each Fund, the Sponsor has agreed to pay any professional expenses of each Fund in excess of $150,000 in each of 2018 and 2019. The Funds are responsible for any extraordinary expenses and liabilities. Each Fund pays its printing and mailing expenses.

While The Funds have not incurred professional expenses in excess of $150,000 through June 30, 2018, the Sponsor has elected to voluntarily reimburse certain expenses beginning on May 1, 2018 totaling $33,250 and $18,868 for the Dividend Fund and Ex-Dividend Fund, respectively. The Sponsor’s voluntary reimbursement of such expenses may be modified or terminated at any time at the option of the sponsor.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Management Fee/Advisory Fee

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

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividends Fund and $122,989 for the Ex-Dividend Fund.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2018:

Financial Highlights

For the Period from April 1, 2018 to June 30, 2018 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of Net
			Realized		Distributions					Net Assets	Ratio of	to Average	Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2018	$13.87	$0.03	$(0.40)	$(0.38)	$(0.29)	$(0.29)	$13.20	-2.73%	$13.27	$5,278	1.77%	5.14%	0.76%	3%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2018	$51.90	$0.06	$2.18	$2.24	$-	$-	$54.14	4.32%	$54.00	$13,535	1.25%	1.81%	0.47%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Selected data for a Share outstanding for the Period from January 17, 2018 to June 30, 2018 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of Net
			Realized		Distributions					Net Assets	Ratio of	to Average	Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (4)	Waivers) (4)	Net Assets (4)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2018 (3)	$13.73	$0.01	$(0.09)	$(0.08)	$(0.45)	$(0.45)	$13.20	-0.60%	$13.27	$5,278	2.43%	4.74%	0.10%	6%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2018 (3)	$51.48	$0.08	$2.58	$2.66	$-	$-	$54.14	5.17%	$54.00	$13,535	1.26%	1.63%	0.37%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	From commencement of operations, January 17, 2018 through June 30, 2018.

(4)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

Shares in each Fund are being separately offered. The Funds are term funds that will terminate on or prior to December 31, 2027. Each of the Funds began issuing shares on February 5, 2018, and their units of beneficial interest (“Shares”) represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust qualifies as an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws.

On May 11, 2018, the Funds filed a prospectus supplement with the SEC and the National Futures Association (“NFA”), which was accepted and approved by the SEC and NFA on the same day. The supplement provides that the Sponsor is currently voluntarily waiving a portion of its management fee from the ETFs and that this voluntary waiver may be modified or terminated at any time at the option of the Sponsor.

Metaurus Advisors LLC (“Metaurus”) is the sponsor, commodity pool operator and commodity trading advisor of each Fund. Metaurus, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 589 Fifth Avenue, Suite 808, New York, NY 10017. The main business telephone number of Metaurus is (212) 634-4250. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in each Fund by the Sponsor.

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

a) None.

b) Not applicable.

c) For the six months ended June 30, 2018: 0 Baskets were redeemed

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 14, 2018	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Financial Officer)

Date: August 14, 2018	By:	/s/ Richard P. Sandulli
Richard P. Sandulli
Co-Chief Executive Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

