Form 10-Q
period 2018-09-30
Metaurus Equity Component Trust
filed 2018-11-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the Registrant had 500,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Financial Condition

September 30, 2018

(Unaudited)

Assets	September 30, 2018

Investments, at Fair Value (Cost $5,187,330)	$5,127,339
Cash and Cash Equivalents	90,559
Cash pledged as collateral on Futures Contracts	113,736
Interest Receivable	44,052
Receivable from Advisor	23,882
Defered Offering Costs	123,816
Prepaid Expenses	1,834
Total Assets	$5,525,218

Liabilities
Due to Advisor	124,500
Income Distribution Payable	48,000
Other Accrued Expenses	91,027
Total Liabilities	$263,527

Shareholders’ Equity
Authorized Participants (400,000 Shares
Outstanding)	$5,261,691
Net Asset Value Per Share	$13.15
Market Price Per Share	$13.28

*	Since the Fund’s inception date was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Schedule of Investments

September 30, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.4%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$696,000	$866,234
2.250%, 12/31/2023 (1)	552,000	533,100
2.250%, 11/15/2025 (1)	624,000	593,312
2.250%, 11/15/2024 (1)	592,000	567,511
2.125%, 12/31/2022 (1)	520,000	503,222
2.000%, 12/31/2021 (1)	488,000	474,504
2.000%, 11/15/2026 (1)	672,000	621,994
1.750%, 12/31/2020 (1)	456,000	445,259
1.625%, 12/31/2019	424,000	418,402
1.250%, 12/15/2018	104,000	103,801

Total U.S. Treasury Obligations
(Cost $5,187,330)		$5,127,339

Total Investments - 97.4%
(Cost $5,187,330)		$5,127,339

Percentages are based on net assets of $5,261,691.

A list of the open futures contracts held by the Fund at September 30, 2018, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec18	40	12/24/2018	$534,699	$541,500	$6,801
S&P 500 Annl Div Dec19	40	12/23/2019	561,699	570,000	8,301
S&P 500 Annl Div Dec20	40	12/21/2020	588,886	598,000	9,114
S&P 500 Annl Div Dec21	40	12/20/2021	616,761	623,000	6,239
S&P 500 Annl Div Dec22	40	12/19/2022	637,699	646,000	8,301
S&P 500 Annl Div Dec23	40	12/18/2023	655,011	668,000	12,989
S&P 500 Annl Div Dec24	40	12/23/2024	674,699	686,500	11,801
S&P 500 Annl Div Dec25	40	12/22/2025	691,386	703,500	12,114
S&P 500 Annl Div Dec26	40	12/21/2026	708,574	723,500	14,926
S&P 500 Annl Div Dec27	40	12/20/2027	726,198	745,000	18,802
Net Unrealized Appreciation (Depreciation)					$109,388

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Operations

(Unaudited)

	Three months ended September 30, 2018	January 17, 2018 (inception) to September 30, 2018

Investment Income
Interest Income	$34,868	$71,430

Expenses
Advisory Fees	7,779	16,137
Administration Fees	18,904	48,698
Professional Fees	14,500	20,959
Custody Fees	2,086	3,107
Tax Preparation Fees	29,611	42,798
Other Expenses	18,468	27,970
Total Expenses	91,348	159,669
Less Waivers/Reimbursement of:
Voluntary Waivers	(83,569)	(116,819)
Net Expenses	7,779	42,850
Net Investment Income (Loss)	27,089	28,580

Net Realized and Unrealized Gain (Loss)
from Investment Activities
Net Realized Loss on Investments	(199)	(2,518)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(48,929)	(59,991)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	139,501	109,388
Net Realized and Unrealized Gain (Loss) on Investments	90,373	46,879
Net Increase (Decrease) in Net Assets Resulting from Operations	$117,462	$75,459

*	Since the Fund’s inception date was January 17, 2018, the Statements of Operations for the three months and nine months ended September 30, 2017 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 (inception) to September 30, 2018

(Unaudited)

Operations:
Net Investment Income	$28,580
Net Realized Gain (Loss) on Investments and Futures Contracts	(2,518)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	49,397
Net Increase (Decrease) in Net Assets Resulting from Operations	75,459

Dividends and Distributions to Shareholders:
Investment Income	(260,000)
Total Dividends and Distributions	(260,000)

Capital Share Transactions:
Issued	5,445,232
Net Increase in Net assets Resulting from Capital Share Transactions	5,445,232

Total Increase in Net Assets	5,260,691

Net Assets:
Beginning of period	1,000
End of period	$5,261,691

Capital Share Transactions:
Beginning of Period	-
Issued	400,000
Net Increase in Shares Outstanding from Capital Share Transactions	400,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Statement of Cash Flows

For the Period from January 17, 2018 (inception) to September 30, 2018

(Unaudited)

Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$75,459
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(5,602,440)
Proceeds from sale of investments	412,592
Net realized loss on investments	2,518
Net change in unrealized depreciation on investments	59,991
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	(113,736)
Interest receivable	(44,052)
Receivable from advisor	(23,882)
Prepaid expenses	(1,834)
Deferred offering costs	(123,816)
Increase/(decrease) in operating liabilities
Other accrued expenses	91,027
Net cash used in operating activities	(5,268,173)

Cash Flows from financing activities
Proceeds from capital share issuances	5,445,232
Dividends and distributions to shareholders	(212,000)
Net cash provided by financing activities	5,233,232

Net change in cash and cash equivalents	(34,941)
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$90,559

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$48,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Cash Flows for the nine months ended September 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statement of Financial Condition

September 30, 2018

(Unaudited)

September 30, 2018
Assets
Investments, at Fair Value (Cost $14,175,877)	$14,174,841
Cash and Cash Equivalents	165,187
Cash pledged as collateral on Futures Contracts	410,425
Receivable from Advisor	10,992
Deffered Offering Costs	122,898
Prepaid Expenses	12,135
Total Assets	$14,896,478

Liabilities
Due to Advisor	124,500
Payable to Administrator	3,082
Variation Margin Payable on Open Futures Contracts	5,625
Other Accrued Expenses	101,820
Total Liabilities	$235,027

Shareholders’ Equity
Authorized Participants (250,000 Shares
Outstanding)	$14,661,451
Net Asset Value Per Share	$58.65
Market Price Per Share	$58.58

*	Since the Fund’s inception date was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Schedule of Investments

September 30, 2018

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.7%
U.S. Treasury Bills (1) (2)
1.988%, 11/01/2018	$14,200,000	$14,174,841
Total U.S. Treasury Obligations
(Cost $14,175,877)		$14,174,841

Total Investments - 96.7%
(Cost $14,175,877)		$14,174,841

Percentages are based on net assets of $14,661,451.

A list of the open futures contracts held by the Fund at September 30, 2018, is as follows:

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec18	(25)	12/24/2018	$(333,239)	$(338,437)	$(5,198)
S&P 500 Annl Div Dec19	(25)	12/23/2019	(349,301)	(356,250)	(6,949.00)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(373,750)	(6,949.00)
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(389,375)	(3,886.00)
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(403,750)	(5,386.00)
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(417,500)	(9,761.00)
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(429,063)	(9,449.00)
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(439,688)	(10,762.00)
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(452,187)	(13,511.00)
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(465,625)	(16,761.00)
S&P 500 Index Dec18	25	12/21/2018	18,195,937	18,243,750	47,813.00
Net Unrealized Appreciation (Depreciation)					$(40,799)

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	A portion of this security is pledged as collateral for the trading of futures contracts.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statements of Operations

(Unaudited)

	Three months ended September 30, 2018	January 17, 2018 (inception) to September 30, 2018

Investment Income
Interest Income	$69,159	$151,939

Expenses
Advisory Fees	10,436	25,217
Administration Fees	18,904	48,699
Professional Fees	15,109	23,246
Custody Fees	2,399	4,306
Tax Preparation Fees	30,853	47,468
Other Expenses	24,341	36,121
Total Expenses	102,042	185,057
Less Waivers/Reimbursement of:
Voluntary Waivers	(45,805)	(64,673)
Net Expenses	56,237	120,384
Net Investment Income	12,922	31,555

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain on Investments	-	103
Net Realized Gain on Futures Contracts	814,287	1,526,516
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,817)	(1,036)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	300,715	(40,799)
Net Realized and Unrealized Gain (Loss) on Investments	1,113,185	1,484,784
Net Increase/Decrease in Net Assets Resulting from Operations	$1,126,107	$1,516,339

*	Since the Fund’s inception date was January 17, 2018, the Statements of Operations for the three months and nine months ended September 30, 2017 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 (inception) to September 30, 2018

(Unaudited)

Operations:
Net Investment Income	$31,555
Net Realized Gain (Loss) on Investments and Futures Contracts	1,526,619
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(41,835)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,516,339

Capital Share Transactions:
Issued	13,144,112
Net Increase in Net Assets Resulting from Capital Share Transactions	13,144,112

Total Increase in Net Assets	14,660,451

Net Assets:
Beginning of period	1,000
End of period	$14,661,451

Capital Share Transactions:
Beginning of Period	-
Issued	250,000
Net Increase in Shares Outstanding from Capital Share Transactions	250,000

*	Since the Fund’s inception date was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027*

Statement of Cash Flows

For the Period from January 17, 2018 to September 30, 2018

(Unaudited)

Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$1,516,339
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(41,633,161)
Proceeds from sale of investments	27,457,388
Net realized (gain) on investments	(103)
Net change in unrealized appreciation/(depreciation) on investments	1,036
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(410,425)
Receivable from advisor	(10,992)
Prepaid expenses	(12,135)
Deferred offering costs	(122,898)
Increase/(decrease) in operating liabilities
Payable to administrator	3,082
Variation margin payable	5,625
Other accrued expenses	101,820
Net cash used in operating activities	(13,104,424)

Cash Flows from financing activities
Proceeds from capital share issuances	13,144,112
Net cash provided by financing activities	13,144,112

Net change in cash and cash equivalents	39,687
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$165,187

*	Since the Fund’s inception date was January 17, 2018, the Statement of Cash Flows for the nine months ended September 30, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”), was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has two series or funds traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund─Series 2027 (the “Dividend Fund”) and U.S. Equity Ex-Dividend Fund─Series 2027 (the “Ex-Dividend Fund”, each a “Fund” or “ETF”), collectively the “Funds” or “ETFs”). Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of each Fund. Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

The following significant accounting policies, which are consistently followed in the preparation of the financial statements of the Fund, are in conformity with GAAP.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at September 30, 2018 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

Final Net Asset Value for Fiscal Period

The NAV per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAVs of the ETFs is determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca (normally 4:00 P.M. ET) on each Business Day. Each Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. SEI Investments Global Fund Services, Inc., the administrator of the ETFs is responsible for making these determinations.

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

Securities for which market prices are not “readily available” are valued in accordance with Fair Value Procedures established by the Sponsor or a committee of its personnel thereof. Some of the more common reasons that may necessitate that a security be valued using Fair Value Procedures include: the security’s trading has been halted or suspended; the security has been de-listed from a national exchange; the security’s primary trading market is temporarily closed at a time when under normal conditions it would be open; the security has not been traded for an extended period of time; the security’s primary pricing source is not able or willing to provide a price; or trading of the security is subject to local government-imposed restrictions. In addition, the Funds may fair value their securities if an event that may materially affect the value of a Fund’s securities that traded outside of the United States (a “Significant Event”) has occurred between the time of the security’s last close and the time that the Fund calculates its net asset value. A Significant Event may relate to a single issuer or to an entire market sector. Events that may be Significant Events include: government actions, natural disasters, armed conflict, acts of terrorism and significant market fluctuations. If the Advisor becomes aware of a Significant Event that has occurred with respect to a security or group of securities after the closing of the exchange or market on which the security or securities principally trade, but before the time at which the Fund calculates its net asset value, it may request that a valuation meeting be called. When a security is valued in accordance with the Fair Value Procedures, the Sponsor or its designees will determine the fair value after taking into consideration relevant information reasonably available to it.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

In accordance with the authoritative guidance on fair value measurements and disclosure under GAAP, the Funds disclose fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).The three levels of the fair value hierarchy are described below:

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

The following table summarizes the valuation of investments at September 30, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

September 30, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$5,127,339	$-	$5,127,339
Total Investments in Securities	$-	$5,127,339	$-	$5,127,339

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$109,388	$-	$-	$109,388
Total Other Financial Instruments	$109,388	$-	$-	$109,388

U.S. Equity Ex-Dividend Fund─Series 2027 *

September 30, 2018 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$14,174,841	$-	$14,174,841
Total Investments in Securities	$-	$14,174,841	$-	$14,174,841

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$47,813	$-	$-	$47,813
Unrealized Depreciation	(88,612)	-	-	(88,612)
Total Other Financial Instruments	$(40,799)	$-	$-	$(40,799)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the period ended September 30, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended September 30, 2018, there were no Level 3 investments

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

For the period ended September 30, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments.  It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period.  For the period ended September 30, 2018, there were no Level 3 investments.

Amounts designated as “-” are $0.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on trade date. Dividend income is recorded on the ex-dividend date. Interest income, which includes amortization of premium and accretion of discount recognized, is recorded on an accrual basis. Realized gains and losses recognized from securities transactions and unrealized appreciation and depreciation of securities are recorded on the effective interest method using the identified cost basis for financial reporting.

Trading and Transaction Costs and Fees

Each Fund will pay (or will reimburse the Clearing FCM if previously paid) any other transaction costs and fees associated with trading of the Fund’s instruments (including floor brokerage, exchange, clearing, give-up, user and National Futures Association (“NFA”) fees) that are not related to the creation and redemption of Baskets.

Income Taxes

Each Fund is a series of a Delaware statutory trust and will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax; rather each beneficial owner of Shares will be required to take into account its allocable share of the Fund’s income, gain, loss deductions and other items for the Fund’s taxable year ending with or within the beneficial owner’s taxable year.

The Funds file an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Funds are subject to income tax examinations by federal, state and local jurisdictions, where applicable.

The Funds are required to determine whether their tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed more-likely-than-not threshold would be recorded as a tax expense in the current period.

At September 30, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (inception of operations) through September 30, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

September 30, 2018

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended September 30, 2018.

Accounting for Derivative Instruments

All open derivative positions at period end are reflected on each respective ETF’s Schedule of Investments. The ETFs utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as each ETF transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective ETF at the date of this report is generally representative of open positions throughout the reporting period. Following is a description of the derivative instruments used by the ETFs during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The ETFs enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity, as set forth above. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract. Upon entering into a futures contract, each ETF is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Funds held futures equity contracts as of and for the three-month period ended September 30, 2018. The value and detail of these contracts are disclosed on their Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on the respective each Fund’s respective Statement of Operations. The Funds held futures equity contracts for the period February 5, 2018 (commencement of investment operations) to September 30, 2018. The corresponding gains and losses associated with those contracts are included on each Fund’s respective Statement of Operations.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2018.

U.S. Equity Cumulative Dividends Fund─Series 2027*

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027*

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(5,625)	$-	$(5,625)	$-	$5,625	$-
Total	$(5,625)	$-	$(5,625)	$-	$5,625	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

NOTE 4 – AGREEMENTS

Sponsor

The Sponsor has entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The amount due to the Sponsor, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The amount reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contains a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, should the Funds terminate prior to the full repayment of the amount due, the Sponsor has agreed to forfeit the unpaid amount. There is no interest charged on the amounts due and no amounts have been paid to date.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

While the Funds have not incurred professional expenses in excess of $150,000 through September 30, 2018, the Sponsor has elected to voluntarily reimburse certain expenses beginning on May 1, 2018 totaling $116,819 and $64,673 for the Dividend Fund and Ex-Dividend Fund, respectively. The Sponsor’s voluntary reimbursement of such expenses may be modified or terminated at any time at the option of the sponsor.

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

Management Fee/Advisory Fee

The Management Fee is paid to the Sponsor in consideration of its services as sponsor, commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Funds. The Sponsor supervises and directs the investment of the assets of the Funds in accordance with the Funds’ investment objectives and investment strategies outlined in the Funds’ prospectus.

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

NOTE 5 – OFFERING AND ORGANIZATIONAL COSTS

The Sponsor paid all necessary and reasonable expenses and liabilities incurred in connection with the organization of the Funds and proposed initial public offering of the Shares. Each Fund will reimburse the Sponsor for registration fees paid to the SEC in connection with the registration of the Fund’s Shares, which is represented on the Statements of Financial Position as Due to Advisor. Such amounts will be reimbursed over the term of the Fund without interest. The reimbursement amount may vary from year to year based on the amount of Shares issued during a year.

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividends Fund and $122,989 for the Ex-Dividend Fund.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2018:

Financial Highlights

Three Months Ended September 30, 2018 (Unaudited)

			Net Realized		Distributions					Net Assets	Ratio of Expenses to	Ratio of Expenses to Average	Ratio of Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Average	Net Assets	Income/Loss
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	Net	(Excluding	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Assets(3)	Waivers)(3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2018	$13.20	$0.07	$0.22	$0.29	$(0.34)	$(0.34)	$13.15	2.17%	$13.28	$5,262	0.58%	6.81%	2.02%	0%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2018	$54.14	$0.05	$4.46	$4.51	$-	$-	$58.65	8.33%	$58.58	$14,661	1.56%	2.84%	0.36%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Financial Highlights

For the Period from January 17, 2018 (inception) to September 30, 2018 (Unaudited)

												Ratio of	Ratio of
			Net Realized		Distributions					Net Assets	Ratio of	Expenses to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (4)	Waivers) (4)	Net Assets (4)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2018 (3)	$13.73	$0.09	$0.12	$0.21	$(0.79)	$(0.79)	$13.15	1.55%	$13.28	$5,262	1.54%	5.74%	1.03%	5%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2018 (3)	$51.48	$0.13	$7.04	$7.17	$-	$-	$58.65	13.93%	$58.58	$14,661	1.38%	2.13%	0.36%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	From inception of operations, January 17, 2018 through September 30, 2018.
(4)	Annualized

Amounts designated as “-” are $0.

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

Market Trading Risks

Individual Shares may be purchased and sold only on a national securities exchange, an alternative trading system, or in the over-the-counter market and may not be directly purchased or redeemed from the Funds. There can be no guarantee that an active trading market for Shares will develop or be maintained, or that the listing of the Shares will continue unchanged. Buying and selling Shares may require a shareholder to pay brokerage commissions and expose a shareholder to other trading costs. Due to brokerage commissions and other transaction costs that may apply, frequent trading may detract from realized investment returns. Trading prices of Shares may be above, at or below the Funds’ NAV, will fluctuate in relation to NAV based on supply and demand in the market for Shares and other factors, and may vary significantly from NAV during periods of market volatility. The return on an investor’s investment will be reduced when the investor sells Shares at a discount or buys Shares at a premium to NAV.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENT

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820). The new guidance includes additions and modifications to disclosures requirements for fair value measurements. For public entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. At this time, management is currently evaluating the impact of this new guidance on the financial statements and disclosures.

NOTE 10 – SUBSEQUENT EVENTS

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

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Shares in each Fund are being separately offered. The Funds are term funds that will terminate on or prior to December 31, 2027. Each of the Funds began issuing shares on February 5, 2018, and their units of beneficial interest (“Shares”) represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (a/k/a NYSE Arca). The Trust qualifies as an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws.

On May 11, 2018, the Funds filed a prospectus supplement with the SEC and the NFA, which was accepted and approved by the SEC and NFA on the same day. The supplement provides that the Sponsor is currently voluntarily waiving a portion of its management fee from the ETFs and that this voluntary waiver may be modified or terminated at any time at the option of the Sponsor.

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

Item 1A. Risk Factors.

Shareholders should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our prospectus dated February 5, 2018, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) For the six months ended September 30, 2018: 0 Baskets were redeemed

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: November 14, 2018	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Financial Officer)

Date: November 14, 2018	By:	/s/ Richard P. Sandulli
Richard P. Sandulli
Co-Chief Executive Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.