Form 10-K
period 2018-12-31
Metaurus Equity Component Trust
filed 2019-04-01
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of March 28, 2019, the Registrant had 600,000 shares outstanding.

i

Part I

Item 1. Business

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

The Ex-Dividend Fund seeks investment results that, before fees and expenses, correspond to the performance of the Solactive® U.S. Equity Ex-Dividends Index—Series 2027 (the “Solactive Ex-Dividend Index”). The Ex-Dividend Fund seeks to track the Solactive Ex-Dividend Index so as to provide Shareholders with returns that are equivalent to the performance of 0.25 shares of SPDR S&P 500 exchange-traded fund (“SPY”) less the value of current and future expected ordinary cash dividends to be paid on the S&P 500 constituent companies over the term of the Ex-Dividend Fund. SPY is an exchange-traded fund that seeks to track the S&P 500. The Ex-Dividend Fund seeks to replicate the performance of SPY through owning long positions in quarterly S&P 500 Index futures contracts traded on the CME (“S&P 500 Index Futures Contracts”) rather than shares of SPY. Additionally, the Ex-Dividend Fund intends to track the performance of the Solactive Ex-Dividend Index by selling S&P 500 Dividend Futures Contracts. The Ex-Dividend Fund will also hold Treasury Securities, cash and/or cash equivalents.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of, and during the period ended December 31, 2018.

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

Futures Contracts

The ETFs enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity, as set forth above. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract. The particular futures contracts utilized by the ETFs permit settlement only in cash. Upon entering into a futures contract, each ETF is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected.

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

Authorized Participants will pay a transaction fee per Basket created or redeemed. The Sponsor may choose to pay transaction fees on behalf of Authorized Participants and has done so to date on Baskets that have been created.  There is no guarantee that the Sponsor will continue to do so. In addition, to the extent that cash is delivered or received in lieu of any of the Deposit Instruments upon the creation or redemption of Shares by an Authorized Participant, such Authorized Participants will pay an additional variable charge up to 2% of the cash that is delivered or received in lieu of any of the Deposit Instruments to a Fund to pay for any additional transaction costs and fees and price changes associated with the purchase or disposition of any of the Deposit Instruments.

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

Item 1A. Risk Factors

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

Contingent Pricing Risks

Creation and redemption prices of Baskets are directly linked to the Funds’ next-computed NAV, which is normally determined at the end of each business day. Buyers and sellers of Shares will not know the value of their purchases and sales until the Funds’ NAV is determined at the end of the trading day. Like mutual funds, the Funds do not offer opportunities to purchase or redeem Baskets intraday at currently determined (as opposed to end-of-day) prices. Creation and redemption prices of Baskets are contingent upon the determination of NAV and may vary significantly from anticipated levels (including estimates based on intraday indicative values disseminated by the Funds) during periods of market volatility. Although limit orders can be used to restrict differences between prices of the Shares in the secondary market and NAV (i.e., premiums and discounts to NAV), they cannot be used to specify trade execution prices. However, unlike shares of mutual funds, Shares will trade on NYSE Arca, Inc. during the day at market-determined prices. The Funds will disseminate an indicative NAV every 15 seconds during the trading day.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of shares

IDIV’s shares have traded on the NYSE Arca under the symbol “IDIV” on February 6, 2018. The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below.

Fund	Fiscal Year 2018
U.S. Equity Cumulative Dividends Fund─Series 2027	High	Low
First Quarter	$14.39	$13.62
Second Quarter	13.98	13.27
Third Quarter	13.52	13.14
Fourth Quarter	13.17	11.33

As of December 31, 2018, IDIV had approximately 202 shareholders.

U.S. Equity Ex-Dividend Fund─Series 2027	High	Low
First Quarter	$55.37	$51.08
Second Quarter	55.52	50.11
Third Quarter	59.07	53.94
Fourth Quarter	58.99	46.12

As of December 31, 2018, XDIV had approximately 58 shareholders.

Dividend distributions

IDIV made $1.1275 per share dividend distributions to shareholders during the fiscal period ended December 31, 2018. The following table sets forth, for each month since inception, the dividend distribution per share in 2018.

Month	Dividend Distribution per Share
January 2018	$-
February 2018	$0.0700
March 2018	$0.0900
April 2018	$0.0900
May 2018	$0.1000
June 2018	$0.1025
July 2018	$0.0950
August 2018	$0.1200
September 2018	$0.1200
October 2018	$0.0800
November 2018	$0.1200
December 2018	$0.1400
Total	$1.1275

XDIV has not made and does not currently intend to make dividend distributions to its shareholders.

Issuer Purchase of Shares

IDIV and XDIV do not purchase shares directly from their shareholders. In connection with their redemption of baskets held by authorized participants, both XDIV and IDIV redeemed 0 baskets for the period ended December 31, 2018.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Funds’ audited financial statements and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

U.S. Equity Cumulative Dividends Fund─Series 2027	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$4,927,074
Total shareholders’ equity at end of period	4,526,860
Net Investment Income (loss)	35,158
Net realized and unrealized gain (loss)	(558,530)
Net income (loss)	(523,372)

U.S. Equity Ex-Dividend Fund─Series 2027	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$12,811,546
Total shareholders’ equity at end of period	12,495,827
Net Investment Income (loss)	35,457
Net realized and unrealized gain (loss)	(684,742)
Net income (loss)	(649,285)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as expressly required by federal securities laws, none of the Trust, the Funds, the Sponsor or the Trustee us under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

On January 31, 2019, the Funds filed a prospectus supplement with the SEC and the NFA, which was accepted and approved by the SEC and NFA on the same day. The supplement provides  fund performance from inception to December 31, 2018 and an updated break-even analysis for both IDIV and XDIV.

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

The Ex-Dividend Fund is a passive, unleveraged fund that seeks to track the Solactive U.S. Ex-Dividends Index - Series 2027 (the “Ex-Dividends Index”). The Ex-Dividends Index (and the Ex-Dividend Fund) seeks to gain exposure to U.S. equities at a discounted price by holding 100% of its assets in short-term U.S. Treasury securities and cash and gaining exposure to the U.S. equity market by holding long positions in S&P 500 Index futures and short positions in S&P 500 dividend futures contracts. The short positions in the dividend futures contracts allow the fund to access index exposure at a discount to purchasing shares of the index itself.

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

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Funds also maintain cash positions to fund certain fees and expenses of the Funds. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change. During the year ended December 31, 2018, each of the funds earned interest income as follows:

Fund	Interest Income January 17, 2018 (commencement of operations) to December 31, 2018
U.S. Equity Cumulative Dividends Fund─Series 2027	$105,656
U.S. Equity Ex-Dividend Fund─Series 2027	226,829

Fund Performance

The following table provides summary performance information for IDIV and XDIV Fund for the period ended December 31, 2018:

U.S. Equity Cumulative Dividends Fund─Series 2027
NAV beginning of period	1,000
NAV end of period	4,526,860
Shares outstanding beginning of period	-
Shares outstanding end of period	400,000
Shares created	400,000
Shares redeemed	-
Dividend Distribution	395,000
Per share NAV beginning of period	$13.73
Per share NAV end of period	$11.32
Total Return	-10.08%

U.S. Equity Ex-Dividend Fund─Series 2027
NAV beginning of period	1,000
NAV end of period	12,495,827
Shares outstanding beginning of period	-
Shares outstanding end of period	250,000
Shares created	250,000
Shares redeemed	-
Dividend Distribution	-
Per share NAV beginning of period	$51.48
Per share NAV end of period	$49.98
Total Return	-2.91%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors

Item 8 Financial Statements and Supplementary Data

Statements of Operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2018 for each fund.

U.S. Equity Cumulative Dividends Fund─Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net Realized and unrealized gain (loss)	81,987	(125,481)	90,373	(605,409)	(558,530)
Net Income (loss)	75,942	(117,945)	117,462	(598,831)	(523,372)
Net Income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

U.S. Equity Ex-Dividend Fund─Series 2027	January 17, 2018 (Commencement of Operations) through Marh 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$2,855	$15,778	$12,922	$3,902	$35,457
Net Realized and unrealized gain (loss)	(172,995)	544,594	1,113,185	(2,169,526)	(684,742)
Net Income (loss)	(170,140)	560,372	1,126,107	(2,165,624)	(649,285)
Net Income (loss) Per share	$0.43	$2.24	$4.51	$(8.68)	$(1.50)

The net income (loss) amount shown for a share outstanding throughout the period does not accord with the aggregate net loss on investments for the period as a result of sales and purchases of Fund shares at different market values/prices of the fund(s).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers and/or an Audit Committee, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the period ended that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other information

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Sponsor

The Sponsor is Metaurus Advisors LLC. The Sponsor will make operational decisions necessary to maintain the proper number of investment positions to meet the investment objectives of the Funds, monitor the performance results of the Funds’ portfolios and reallocate assets within the portfolio with a view to causing the performance of each Fund’s portfolio to track that of each Underlying Index over time. In addition, the Sponsor will be responsible for accepting (or delivering), or causing the Clearing FCM to accept (or deliver), consideration for the Baskets from Authorized Participants to establish (or transfer out) positions on behalf of a Fund.

The Sponsor will not exercise day-to-day oversight over the Trustee. The Sponsor may remove the Trustee and appoint a successor Trustee in its discretion at any time.

The Sponsor may at any time delegate all or a portion of its duties and responsibilities to another entity, including an affiliate of the Sponsor.

Principals of the Sponsor

The Sponsor is a wholly owned subsidiary of Metaurus LLC. Metaurus LLC has been listed as a principal of the Sponsor since April 13, 2017.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	56
Jamie Greenwald	Co-Chief Executive Officer	54
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	57
Sean A. Dillon	Senior Managing Director	51
Richard Silva, Jr	Senior Managing Director	51
Ari Burstein	General Counsel/Chief Compliance Officer	49

Each of Richard Sandulli and Jamie Greenwald is a Co-Chief Executive Officer of the Sponsor. Donald Callahan is the Chief Financial Officer and a Senior Managing Director and of the Sponsor, Sean Dillon, and Richard Silva are Senior Managing Directors of the Sponsor. Ari Burstein is a General Counsel and Chief Compliance Officer and a Managing Director of the Sponsor. Messrs. Sandulli, Greenwald, Callahan, Dillon, Silva and Burstein are each a principal of the Sponsor.

Richard Sandulli. Mr. Sandulli is a co-founder of the Sponsor and has served as its Co-Chief Executive Officer since September 2016.

In his capacity at the Sponsor, Mr. Sandulli is primarily responsible for product development, business development, finance and operations. Effective June 5, 2017, Mr. Sandulli became an Associate Member of the NFA. Effective June 5, 2017, Mr. Sandulli was listed as a principal and was registered with the CFTC as an Associated Person of the Sponsor. Mr. Sandulli has served as Chief Executive Officer of Metaurus LLC, the parent of the Sponsor, since June 2012. In this capacity, Mr. Sandulli is responsible for product development, shareholder relations, finance, supervision of employees and general operations.

Prior to his position with Metaurus LLC, from June 2010 to June 2012, Mr. Sandulli served as President of Fore Research Management, a private multi-strategy hedge fund based in New York. In this capacity, Mr. Sandulli managed the day to day operations of the funds including marketing, operations, treasury and compliance. From July 2005 to June 2010, Mr. Sandulli was Managing Director and head of Derivative Securities and Structured Products at Wells Fargo Securities LLC (formerly, Wachovia Securities LLC). From March 1995 until June 2005, Mr. Sandulli was Managing Director and Head of US Structured Equity Derivative Products responsible for global product innovation for Morgan Stanley & Co. LLC in New York. Mr. Sandulli was registered as an Associated Person of Morgan Stanley & Co. LLC from December 17, 1996 until July 10, 2005. Mr. Sandulli also served as a Director of Equity Derivatives for Merrill Lynch, Pierce, Fenner & Smith, Inc. (“Merrill Lynch”) in New York from March 1992 to March 1995.

Jamie Greenwald. Mr. Greenwald is a co-founder of the Sponsor, and has served as its Co-Chief Executive Officer since September 2016. In his capacity at the Sponsor, Mr. Greenwald is primarily responsible for product development, business development, finance and operations. Effective December 6, 2017, Mr. Greenwald became an Associate Member of the NFA. Effective June 2, 2017, Mr. Greenwald was listed as a principal, and effective December 6, 2017 was registered with the CFTC as an Associated Person, of the Sponsor. Mr. Greenwald has served as President of Metaurus LLC since June 2015. In this capacity, Mr. Greenwald is responsible for hiring and supervising service providers and managing the day-to-day business of Metaurus LLC.

Prior to his position with Metaurus LLC, from June 2005 to June 2015, Mr. Greenwald was self-employed and engaged in trading and making investments for his own account. From March 1995 to June 2005, Mr. Greenwald was a Managing Director in charge of the Global Structured Product and Global Product Innovation businesses within the equity division of Morgan Stanley & Co. Incorporated. From March 1990 to March 1995, he was a Managing Director of the U.S.-based Structured Product group at Merrill Lynch, and from July 1986 to March 1990 a vice president in the multi-asset class Structured Products group at Bankers Trust. From November 2006 to November 2012, Mr. Greenwald was a board member of Network Hardware Resale. Since July 2008, Mr. Greenwald has been a founding board member of Transcend Global PTE Ltd., a commodity-focused investment fund based in Singapore. He has also spent substantial time investing in both the commercial real estate markets and the global equity markets.

Donald M. Callahan. Mr. Callahan was appointed the Chief Financial Officer of Metaurus Advisors LLC on March 8, 2019. Since joining the firm in August 2017, he has also served, and continues to serve, as a Senior Managing Director of the Sponsor and its Global Head of Strategy. In his capacity at the Sponsor, Mr. Callahan is primarily responsible for firm finance, strategy, business development and product marketing. Effective December 7, 2017, Mr. Callahan became an Associate Member of the NFA. Effective December 8, 2017, Mr. Callahan was listed as a principal and effective December 14, 2017 was registered with the CFTC as an Associated Person of the Sponsor.

Prior to his position with the Sponsor, from January 2014 to August 2017, Mr. Callahan served as a Managing Principal of Vanbridge LLC, a private firm providing intermediation and advisory services related to insurance, reinsurance and capital markets to the alternative asset management industry in New York. In his position at Vanbridge LLC, Mr. Callahan was responsible for providing insurance and advisory-related services. From December 2012 to December 2013, Mr. Callahan was self-employed by consulting on insurance-related matters. From August 1999 to November 2012, Mr. Callahan was a Managing Director in the financial institutions group within the Global Capital Markets division of Morgan Stanley & Co. LLC in New York. From November 1999 to November 2012, Mr. Callahan was an Associated Person of Morgan Stanley & Co. LLC. From January 1999 to August 1999, Mr. Callahan was unemployed. From July 1995 to January 1999, Mr. Callahan was a Senior Vice President in proprietary trading in the Fixed Income Division of Lehman Brothers Inc. in New York. From July 1995 to January 1999, Mr. Callahan was an Associated Person of Lehman Brothers Inc. From February 1994 to June 1995, Mr. Callahan was a Partner at Jacobson Capital Partners, a private relative value hedge fund based in New York. From July 1985 to February 1994, Mr. Callahan was a Vice President focused on derivatives products in the Fixed Income Division of Goldman Sachs & Co. From June 1986 to February 1994, Mr. Callahan was registered as an Associated Person of Goldman Sachs & Co. LLC.

Sean A. Dillon. Mr. Dillon has served as a Senior Managing Director of the Sponsor since joining the firm in July 2017. In his capacity at the Sponsor, Mr. Dillon is primarily responsible for firm technology, marketing, and operations. Effective December 8, 2017, Mr. Dillon became an Associate Member of the NFA. Effective December 18, 2017, Mr.Dillon was listed as a principal and was registered with the CFTC as an Associated Person of the Sponsor.

Prior to his position with the Sponsor, from March 2009 to July 2017 Mr. Dillon served as a Director with Cowen & Company’s Product Management group, responsible for high yield credit and distressed debt content and distribution. In addition, Mr. Dillon was also responsible for the sales trading effort for the firm’s international clients. From December 2008 to March 2009, Mr. Dillon was unemployed. From July 1995 to December 2008, Mr. Dillon was a Director at Credit Suisse Securities USA LLC (“Credit Suisse”), a broker-dealer that provides a variety of capital raising, market making and other financial services, in the firm’s equity division. From November 1995 to February 2009, Mr. Dillon was registered as an Associated Person of Credit Suisse. While at Credit Suisse, Mr. Dillon was the head of the international sales trading group before joining the firm’s multi-asset coverage team focusing on equities, fixed income, and derivatives. From August 1993 to July 1995, Mr. Dillon attended Columbia University Business School. From May 1992 to August 1993, Mr. Dillon was a Vice President at Prudential Fixed Income Advisors. From June 1990 to May 1992, Mr. Dillon worked for Dunavant Commodity Corporation on the New York Cotton Exchange. From April 1991 to May 1991, Mr. Dillon was registered  as an Associated Person of Dunavant Commodity Corporation.

Richard Silva, Jr. Mr. Silva has been a Senior Managing Director and a principal (listing pending) of the Sponsor since joining the firm in October 2018. In his capacity at the Sponsor, Mr. Silva’s primary responsibilities include risk management and the marketing and distribution of Metaurus products and offerings. Mr. Silva’s membership with the NFA and registration as an Associated Person of the Sponsor is currently pending. Prior to his position with the Sponsor, from July 2005 to September 2018, Mr. Silva held several senior-level positions with Wells Fargo Securities, including Global Co-Head of Equities and Investment Solutions. Mr. Silva also served as President of Wells Fargo Portfolio Risk Advisors, an SEC-registered investment advisor specializing in the design and implementation of equity derivative overlay strategies for institutional investors. From May 2000 to July 2005, Mr. Silva was a Managing Director at Morgan Stanley in the firm’s Structured Equity Products Business. Mr. Silva’s responsibilities included structuring and marketing equity-linked securities to institutional and retail clients of Morgan Stanley. From February 1999 to April 2000, Mr. Silva worked at Imperial Capital and was responsible for the risk management of the firm’s structured credit portfolios.

Ari Burstein. Mr. Burstein has been a Managing Director of the Sponsor since joining the firm in November 2017. In his capacity at the Sponsor, Mr. Burstein serves as General Counsel and Chief Compliance Officer and is responsible for the legal, regulatory and compliance matters of the Sponsor. Effective December 14, 2017, Mr. Burstein was listed with the NFA as a principal of the Sponsor.

Prior to his position with the Sponsor, from April 2008 to September 2017, Mr. Burstein served as General Counsel and Chief Compliance Officer of Fore Research & Management, LP, a New York-based SEC registered investment adviser and commodity pool operator, whose clients included hedge funds, managed accounts, and a UCITS (Undertakings for Collective Investment in Transferable Securities) fund. Mr. Burstein was responsible for the legal, regulatory and compliance matters at Fore Research & Management, LP. From January 2004 to March 2008, Mr. Burstein served as a senior counsel at the SEC in the Division of Enforcement in New York where his duties included conducting investigations of potential violations of securities law and recommending further action to the Commission where appropriate.

The Trust Agreement includes customary indemnification provisions with respect to each of the Sponsor and the Trustee and their respective affiliates and their respective directors, officers, principals, representatives, partners, managers, agents, employees and members, the material terms of which are disclosed in this Prospectus. The Funds will also have indemnification obligations pursuant to certain service provider agreements including the Administration Agreement, the Custody TA Agreement, the Futures Account Agreement and the Distribution Agreement. The value of the Shares will be adversely affected if a Fund is required to indemnify any such parties. In such an event, such Fund would be required to liquidate assets in order to fund such indemnification obligations, which would reduce the NAV of the Shares and could result in adverse tax consequences to you.

The Trust has adopted a Code of Ethics that applies to its Principal Executive Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: Metaurus Advisors LLC, Attn: General Counsel, 22 Hudson Place, 3rd Floor, Hoboken, New Jersey 07030.

Item 11. Executive Compensation

The Funds have no employees or directors and are managed by the Sponsor. None of the executive officers noted above receive compensation from the funds.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	56
Jamie Greenwald	Co-Chief Executive Officer	54
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	57
Sean A. Dillon	Senior Managing Director	51
Richard Silva, Jr	Senior Managing Director	51
Ari Burstein	General Counsel/Chief Compliance Officer	49

The Dividend Fund pays the Sponsor a Management Fee equal to 0.58% per year of the Dividend Fund’s average daily NAV, calculated and payable monthly, subject to a minimum monthly fee of $0.005 per Share.

The Ex-Dividend Fund pays the Sponsor a Management Fee equal to 0.29% per year of the Ex-Dividend Fund’s average daily NAV, calculated and payable monthly.

The Sponsor is currently voluntarily waiving a portion of its management fee from the ETFs. This voluntary waiver may be modified or terminated at any time at the option of the Sponsor.

For the period ended December 31, 2018, the following represents Management Fees earned by the Sponsor:

Fund
U.S. Equity Cumulative Dividends Fund─Series 2027	$23,444
U.S. Equity Ex-Dividend Fund─Series 2027	35,024

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither the Trust nor the Funds have directors or officers. Therefore, no directors or officers of the Trust or Funds own any Shares of either of the Funds.

As described more fully in the Prospectus, the Shares are generally non-voting shares. Neither the Sponsor nor the Funds are aware of any 5% holders of voting shares. While certain management personnel of the Sponsor own Shares of the Funds purchased through the market, these are ordinary non-voting Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11, Executive Compensation” in the Annual Report of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees for services performed by independent auditors for the period from January 17, 2018 (commencement of operations) to December 31, 2018:

January 17, 2018 (commencement of operations) to December 21, 2018
Audit Fees	$40,000
Audit -Related Fees	7,500
Tax Fees	-
All Other Fees	-
Total	$47,500

Audit fees and Audit-Related Fees consist of fees paid to Cohen & Company, Ltd. for the audit of the Funds’ annual financial statements included in the Annual Report on Form 10-K for the period from January 17, 2018 (commencement of operations) to December 31, 2018, and for the review of the financial statements included in each Form 10-Q.

Tax fees include certain tax compliance and reporting services provided by PricewaterhouseCoopers LLP (“PwC”) and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line. No fees have been included above as PwC is not the Principal Accountant.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Index

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No.2 to the Registration Statement on Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: March 29, 2019	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: March 29, 2019	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

i

PART I—FINANCIAL INFORMATION

Item 1. Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Authorized Participants and Sponsor

Metaurus Equity Component Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of Metaurus Equity Component Trust comprising the U.S. Equity Cumulative Dividends Fund – Series 2027 and the U.S. Equity Ex-Dividends Fund – Series 2027 (the “Funds”) as of December 31, 2018, and the related statements of operations, changes in shareholders’ equity, cash flows, and the financial highlights for the period January 17, 2018 (commencement of operations) through December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of each of the Funds as of December 31, 2018, the results of their operations, the changes in their shareholders’ equity, their cash flows, and the financial highlights for the period January 17, 2018 (commencement of operations) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on the Funds’ financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and broker. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Funds’ auditor since 2018.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 29, 2019

1

Item 2. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

2

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Statement of Financial Condition

December 31, 2018

December 31, 2018
Assets
Investments, at Fair Value (Cost $4,453,987)	$4,495,280
Cash and Cash Equivalents	212,744
Cash pledged as collateral on Futures Contracts	70,768
Interest Receivable	9,007
Receivable from Advisor	15,459
Deferred Offering Costs	123,816
Total Assets	$4,927,074

Liabilities
Due to Advisor	124,500
Payable to Adminstrator	3,185
Variation Margin Payable	28,500
Income Distribution Payable	56,000
Other Accrued Expenses	188,029
Total Liabilities	$400,214

Shareholders’ Equity
Authorized Participants (400,000 Shares Outstanding)	$4,526,860
Net Asset Value Per Share	$11.32
Market Price Per Share	$11.33

*	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Schedule of Investments

December 31, 2018

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 99.3%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$560,000	$712,202
2.250%, 12/31/2023 (1)	488,000	481,904
2.250%, 11/15/2025 (1)	528,000	516,723
2.250%, 11/15/2024 (1)	512,000	503,381
2.125%, 12/31/2022 (1)	472,000	465,484
2.000%, 12/31/2021 (1)	456,000	449,856
2.000%, 11/15/2026 (1)	536,000	512,184
1.750%, 12/31/2020 (1)	440,000	433,729
1.625%, 12/31/2019	424,000	419,817

Total U.S. Treasury Obligations
(Cost $4,453,987)		4,495,280

Total Investments - 99.3%
(Cost $4,453,987)		$4,495,280

Percentages are based on net assets of $4,526,860.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long (Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	40	12/23/2019	$561,699	$566,000	$4,301
S&P 500 Annl Div Dec20	40	12/21/2020	588,886	565,000	(23,886)
S&P 500 Annl Div Dec21	40	12/20/2021	616,761	569,000	(47,761)
S&P 500 Annl Div Dec22	40	12/19/2022	637,699	575,000	(62,699)
S&P 500 Annl Div Dec23	40	12/18/2023	655,011	579,500	(75,511)
S&P 500 Annl Div Dec24	40	12/23/2024	674,699	588,500	(86,199)
S&P 500 Annl Div Dec25	40	12/22/2025	691,386	595,500	(95,886)
S&P 500 Annl Div Dec26	40	12/21/2026	708,574	607,000	(101,574)
S&P 500 Annl Div Dec27	40	12/20/2027	726,198	618,500	(107,698)
Net Unrealized Appreciation (Depreciation)					$(596,913)

Risk and volume are representative of the period.

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral was $513,627 or 11.3% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Statement of Operations

January 17, 2018 (commencement of operations) to December 31, 2018

Investment Income
Interest Income	$105,656

Expenses
Advisory Fees	23,444
Administration Fees	67,602
Professional Fees	47,500
Custody Fees	1,103
Tax Preparation Fees	97,000
Other Expenses	55,150
Total Expenses	291,799
Less Waivers/Reimbursement of:
Voluntary Waivers	(221,301)
Net Expenses	70,498
Net Investment Income (Loss)	35,158

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Loss on Investments	(8,980)
Net Realized Gain on Futures Contracts	6,070
Net Change in Unrealized Appreciation (Depreciation) on Investments	41,293
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(596,913)
Net Realized and Unrealized Gain (Loss) on Investments	(558,530)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(523,372)

*	Since the Fund’s commencement of operations was January 17, 2018, the Statements of Operations for the years ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

Operations:
Net Investment Income	$35,158
Net Realized Gain (Loss) on Investments and Futures Contracts	(2,910)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(555,620)
Net Increase (Decrease) in Net Assets Resulting from Operations	(523,372)

Dividends and Distributions to Shareholders:
Investment Income	(395,000)
Total Dividends and Distributions	(395,000)

Capital Share Transactions:
Issued	5,444,232
Net Increase in Net assets Resulting from Capital Share Transactions	5,444,232

Total Increase in Net Assets	4,525,860

Net Assets:
Beginning of period	1,000
End of period	$4,526,860

Capital Share Transactions:
Beginning of Period	-
Issued	400,000
Net Increase in Shares Outstanding from Capital Share Transactions	400,000

*	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Statement of Cash Flows

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(523,372)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(5,600,124)
Proceeds from sale of investments	1,141,594
Amortization and accretion of market discount	(4,437)
Net realized (gain) loss on investments	8,980
Net change in unrealized appreciation on investments	(41,293)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	(70,768)
Interest receivable	(9,007)
Receivable from advisor	(15,459)
Amortization of deferred offering costs	684
Deferred offering costs	(124,500)
Increase/(decrease) in operating liabilities
Variation margin payable	28,500
Payable to Administrator	3,185
Other accrued expenses	188,029
Net cash used in operating activities	(5,017,988)

Cash Flows from financing activities
Proceeds from capital share issuances	5,444,232
Dividends and distributions to shareholders	(339,000)
Net cash provided by financing activities	5,105,232

Net change in cash and cash equivalents	87,244
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$212,744

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$56,000

*	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Statement of Financial Condition

December 31, 2018

December 31, 2018
Assets
Investments, at Fair Value (Cost $11,249,881)	$11,248,789
Cash and Cash Equivalents	69,630
Cash pledged as collateral on Futures Contracts	1,218,374
Variation Margin Receivable	137,813
Receivable from Advisor	14,042
Deferred Offering Costs	122,898
Total Assets	$12,811,546

Liabilities
Due to Advisor	124,500
Payable to Administrator	3,185
Other Accrued Expenses	188,034
Total Liabilities	$315,719

Shareholders’ Equity
Authorized Participants (250,000 Shares Outstanding)	$12,495,827
Net Asset Value Per Share	$49.98
Market Price Per Share	$49.63

*	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Financial Condition as of December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Schedule of Investments

December 31, 2018

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 90.0%
U.S. Treasury Bills (1) (2)
2.414%, 4/11/2019	$11,325,000	$11,248,789
Total U.S. Treasury Obligations
(Cost $11,249,881)		11,248,789

Total Investments - 90.0%
(Cost $11,249,881)		$11,248,789

Percentages are based on net assets of $12,495,827.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration			Appreciation
Type of Contract	Long/(Short)	Date	Notional Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(25)	12/23/2019	$(349,301)	$(353,750)	$(4,449)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(353,125)	13,676
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(355,625)	29,864
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(359,375)	38,989
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(362,188)	45,551
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(367,813)	51,801
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(372,188)	56,739
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(379,375)	59,301
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(386,562)	62,302
S&P 500 Index Mar19	25	03/15/2019	16,282,900	15,657,500	(625,400)
Net Unrealized Appreciation (Depreciation)					$(271,626)

Risk and volume are representative of the period.

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	A portion of this security is pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral was $3,059,980 or 24.5% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Statement of Operations

January 17, 2018 (commencement of operations) to December 31, 2018

Investment Income
Interest Income	$226,829

Expenses
Advisory Fees	35,024
Administration Fees	67,603
Professional Fees	47,502
Custody Fees	1,209
Tax Preparation Fees	97,000
Other Expenses	70,490
Total Expenses	318,828
Less Waivers/Reimbursement of:
Voluntary Waivers	(127,456)
Net Expenses	191,372
Net Investment Income	35,457

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(235)
Net Realized Gain (Loss) on Futures Contracts	(411,789)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,092)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(271,626)
Net Realized and Unrealized Gain (Loss) on Investments	(684,742)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(649,285)

*	Since the Fund’s commencement of operations was January 17, 2018, the Statements of Operations for the years ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Statements of Changes in Shareholders’ Equity

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

Operations:
Net Investment Income	$35,457
Net Realized Gain (Loss) on Investments and Futures Contracts	(412,024)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(272,718)
Net Increase (Decrease) in Net Assets Resulting from Operations	(649,285)

Capital Share Transactions:
Issued	13,144,112
Net Increase in Net Assets Resulting from Capital Share Transactions	13,144,112

Total Increase in Net Assets	12,494,827

Net Assets:
Beginning of period	1,000
End of period	$12,495,827

Capital Share Transactions:
Beginning of Period	-
Issued	250,000
Net Increase in Shares Outstanding from Capital Share Transactions	250,000

*	Since the Fund’s commencement of operations was January 17, 2018, the Statements of Changes in Shareholders’ Equity for the year ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Statement of Cash Flows

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(649,285)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(54,340,433)
Proceeds from sale of investments	43,315,852
Amortization and accretion of market discount	(225,535)
Net realized (gain) / loss on investments	235
Net change in unrealized (appreciation)/depreciation on investments	1,092
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	(1,218,374)
Variation margin receivable	(137,813)
Receivable from advisor	(14,042)
Amortization of deferred offering costs	1,602
Deferred offering costs	(124,500)
Increase/(decrease) in operating liabilities
Payable to administrator	3,185
Other accrued expenses	188,034
Net cash used in operating activities	(13,199,982)

Cash Flows from financing activities
Proceeds from capital share issuances	13,144,112
Net cash provided by financing activities	13,144,112

Net change in cash and cash equivalents	(55,870)
Cash and cash equivalents, beginning of period	125,500
Cash and cash equivalents, end of period	$69,630

*	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

Following is a summary of the significant accounting policies followed by the Funds:

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at December 31, 2018 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

Final Net Asset Value for Fiscal Period

The NAV per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAVs of the ETFs are determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca on each Business Day. Each Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. SEI Investments Global Fund Services, Inc., the administrator of the ETFs is responsible for making these determinations.

Fair Value of Financial Instruments

Security Valuation — Securities listed on a securities exchange, market or automated quotation system for which quotations are readily available (except for securities traded on NASDAQ), including securities traded over the counter, are valued at the last quoted sale price on the primary exchange or market (foreign or domestic) on which they are traded (or at approximately 4:00 pm Eastern Time if a security’s primary exchange is normally open at that time), or, in the case of the futures contracts held by the Funds, at the daily settlement price published by the Chicago Mercantile Exchange for such futures contracts. For securities traded on NASDAQ, the NASDAQ Official Closing Price will be used.

Treasury Securities held by the Funds generally are priced based upon valuations provided by independent, third-party pricing agents.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

In accordance with the authoritative guidance on fair value measurements and disclosure under GAAP, the Funds disclose fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes the inputs used to value the Funds’ investments at December 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,495,280	$-	$4,495,280
Total Investments in Securities	$-	$4,495,280	$-	$4,495,280

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$4,301	$-	$-	$4,301
Unrealized Depreciation	(601,214)	-	-	(601,214)
Total Other Financial Instruments	$(596,913)	$-	$-	$(596,913)

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2018

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$11,248,789	$-	$11,248,789
Total Investments in Securities	$-	$11,248,789	$-	$11,248,789

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$358,223	$-	$-	$358,223
Unrealized Depreciation	(629,849)	-	-	(629,849)
Total Other Financial Instruments	$(271,626)	$-	$-	$(271,626)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the period ended December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended December 31, 2018, there were no Level 3 investments

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on trade date. Dividend income is recorded on the ex-dividend date. Discounts and premiums on securities purchased are amortized or accreted using the effective interest method. Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the identified cost basis method for financial reporting.

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

At December 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through December 31, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

December 31, 2018

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

The Ex-Dividend Fund seeks investment results that, before fees and expenses, correspond to the performance of the Solactive® U.S. Equity Ex-Dividends Index—Series 2027 (the “Solactive Ex-Dividend Index”). The Ex-Dividend Fund seeks to track the Solactive Ex-Dividend Index so as to provide Shareholders with returns that are equivalent to the performance of 0.25 shares of SPDR S&P 500 exchange-traded fund (“SPY”) less the value of current and future expected ordinary cash dividends to be paid on the S&P 500 constituent companies over the term of the Ex-Dividend Fund. SPY is an exchange-traded fund that seeks to track the S&P 500. The Ex-Dividend Fund seeks to replicate the performance of SPY through owning long positions in quarterly S&P 500 Index futures contracts traded on the CME (“S&P 500 Index Futures Contracts”) rather than shares of SPY. Additionally, the Ex-Dividend Fund intends to track the performance of the Solactive Ex-Dividend Index by selling S&P 500 Dividend Futures Contracts. The Ex-Dividend Fund will also hold Treasury Securities, cash and/or cash equivalents.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended December 31, 2018.

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

Futures Contracts

The ETFs enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity, as set forth above. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract. The particular futures contracts utilized by the ETFs permit settlement only in cash. Upon entering into a futures contract, each ETF is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The Funds held futures equity contracts as of and for the period ended December 31, 2018. The value and detail of these contracts are disclosed on each Fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts during the period February 5, 2018 (commencement of investment operations) to December 31, 2018 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$5,394,216

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$17,024,158
Short futures contracts	$(3,872,892)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2018.

U.S. Equity Cumulative Dividends Fund─Series 2027

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(28,500)		$(28,500)	$-	$28,500	$-
Total	$(28,500)		$(28,500)	$-	$28,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

U.S. Equity Ex-Dividends Fund─Series 2027*

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$137,813	$-	$137,813	$-	$-	$137,813
Total	$137,813	$-	$137,813	$-	$-	$137,813

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

December 31, 2018

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

While neither of the Funds have individually incurred professional expenses in excess of $150,000 through December 31, 2018, the Sponsor has elected to voluntarily reimburse certain expenses beginning on May 1, 2018 totaling $221,301 and $127,456 for the Dividend Fund and Ex-Dividend Fund, respectively. The Sponsor’s voluntary reimbursement of such expenses may be modified or terminated at any time at the option of the Sponsor.

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

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividends Fund and $122,898 for the Ex-Dividend Fund.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Authorized Participants will pay a transaction fee per Basket created or redeemed. The Sponsor may choose to pay transaction fees on behalf of Authorized Participants and has done so to date on Baskets that have been created. There is no guarantee that the Sponsor will continue to do so. In addition, to the extent that cash is delivered or received in lieu of any of the Deposit Instruments upon the creation or redemption of Shares by an Authorized Participant, such Authorized Participants will pay an additional variable charge up to 2% of the cash that is delivered or received in lieu of any of the Deposit Instruments to a Fund to pay for any additional transaction costs and fees and price changes associated with the purchase or disposition of any of the Deposit Instruments.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

NOTE 7 – FINANCIAL HIGHLIGHTS

Financial Highlights

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (4)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (4)	Ratio of Net Investment Income/Loss to Average Net Assets (4)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2018 (3)	$13.73	$0.11	$(1.39)	$(1.28)	$(1.13)	$(1.13)	$11.32	-10.08%	$11.33	$4,527	1.75%	7.24%	0.86%	20%

U.S. Equity Ex-Dividend Fund─Series 2027
2018 (3)	$51.48	$0.15	$(1.65)	$(1.50)	$-	$-	$49.98	-2.91%	$49.63	$12,496	1.59%	2.65%	0.28%	0%

* Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	From commencement of operations, January 17, 2018 (commencement of operations) through December 31, 2018.
(4)	Annualized

Amounts designated as “-” are $0.

NOTE 8 – Beneficial Ownership

As of December 31, 2018, Fore Capital, LLC held 50% and 80% of the Dividend Fund's and Ex-Dividend Fund’s, outstanding shares, respectively.

NOTE 9 – RISK

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Contingent Pricing Risks

Creation and redemption prices of Baskets are directly linked to the Funds’ next-computed NAV, which is normally determined at the end of each business day. Buyers and sellers of Shares will not know the value of their purchases and sales until the Funds’ NAV is determined at the end of the trading day. Like mutual funds, the Funds do not offer opportunities to purchase or redeem Baskets intraday at currently determined (as opposed to end-of-day) prices. Creation and redemption prices of Baskets are contingent upon the determination of NAV and may vary significantly from anticipated levels (including estimates based on intraday indicative values disseminated by the Funds) during periods of market volatility. Although limit orders can be used to restrict differences between prices of the Shares in the secondary market and NAV (i.e., premiums and discounts to NAV), they cannot be used to specify trade execution prices. However, unlike shares of mutual funds, Shares will trade on NYSE Arca, Inc. during the day at market-determined prices. The Funds will disseminate an indicative NAV every 15 seconds during the trading day.

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

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

NOTE 11 – SUBSEQUENT EVENTS

In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Management has determined that there are no material events, except as set forth above that would require disclosure in the Funds’ financial statements through this date.

Item 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of Metaurus Equity Component Trust (the “Trust”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. the Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Funds also maintain cash positions to fund certain fees and expenses of the Funds. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change.

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

Item 4. Quantitative and Qualitative Disclosures About Market Risk.

See Note 9 – RISK, above.

Item 5. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the period ended that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

a) None.

b) Not applicable.

c) For the period ended December 31, 2018: 0 Baskets were redeemed

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No.2 to the Registration Statement on Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: March 29, 2019	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: March 29, 2019	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No.2 to the Registration Statement Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

