Form 10-Q
period 2019-03-31
Metaurus Equity Component Trust
filed 2019-05-15
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of U.S. Equity Cumulative Dividends Fund – Series 2027	IDIV	NYSE Arca, Inc.
Shares of U.S. Equity Ex-Dividend Fund – Series 2027	XDIV	NYSE Arca, Inc.

As of April 15, 2019, the Registrant had 600,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $4,092,613 and $4,453,987, respectively)	$4,178,878	$4,495,280
Cash and Cash Equivalents	207,337	212,744
Cash pledged as collateral on Futures Contracts	87,759	70,768
Interest Receivable	32,881	9,007
Receivable from Advisor	14,509	15,459
Variation Margin Receivable	9,188	-
Deferred Offering Costs	123,902	123,816
Total Assets	$4,654,454	$4,927,074

Liabilities
Due to Advisor	124,500	124,500
Payable to Administrator	-	3,185
Variation Margin Payable on Open Futures Contracts	6,125	28,500
Income Distribution Payable	43,750	56,000
Other Accrued Expenses	234,932	188,029
Total Liabilities	$409,307	$400,214

Shareholders’ Equity
Authorized Participants (350,000 Shares and 400,000 Shares Outstanding, respectively)	$4,245,147	$4,526,860
Net Asset Value Per Share	$12.13	$11.32
Market Price Per Share	$12.16	$11.33

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

March 31, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 98.5%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$432,000	$557,626
2.250%, 12/31/2023 (1)	455,000	455,275
2.250%, 11/15/2024 (1)	489,000	488,350
2.250%, 11/15/2025 (1)	497,000	495,078
2.125%, 12/31/2022 (1)	442,000	440,455
2.000%, 12/31/2021 (1)	427,000	424,598
2.000%, 11/15/2026 (1)	518,000	505,839
1.750%, 12/31/2020 (1)	407,000	403,121
1.625%, 12/31/2019	411,000	408,536

Total U.S. Treasury Obligations
(Cost $4,092,613)		4,178,878

Total Investments - 98.5%
(Cost $4,092,613)		$4,178,878

Percentages are based on net assets of $4,244,549.

A list of the open futures contracts held by the Fund at March 31, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	35	12/23/2019	$495,117	$502,688	$7,571
S&P 500 Annl Div Dec20	35	12/21/2020	517,617	517,562	(55)
S&P 500 Annl Div Dec21	35	12/20/2021	537,617	525,438	(12,179)
S&P 500 Annl Div Dec22	35	12/19/2022	554,617	534,188	(20,429)
S&P 500 Annl Div Dec23	35	12/18/2023	568,679	543,812	(24,867)
S&P 500 Annl Div Dec24	35	12/23/2024	584,929	559,125	(25,804)
S&P 500 Annl Div Dec25	35	12/22/2025	599,554	568,750	(30,804)
S&P 500 Annl Div Dec26	35	12/21/2026	614,492	577,937	(36,555)
S&P 500 Annl Div Dec27	35	12/20/2027	629,555	586,688	(42,867)
Net Unrealized Appreciation (Depreciation)					$(185,989)

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2019 was $519,483 or 12.2 % of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

December 31, 2018 (Audited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 99.3%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$560,000	$712,202
2.250%, 12/31/2023 (1)	488,000	481,904
2.250%, 11/15/2025 (1)	528,000	516,723
2.250%, 11/15/2024 (1)	512,000	503,381
2.125%, 12/31/2022 (1)	472,000	465,484
2.000%, 12/31/2021 (1)	456,000	449,856
2.000%, 11/15/2026 (1)	536,000	512,184
1.750%, 12/31/2020 (1)	440,000	433,729
1.625%, 12/31/2019	424,000	419,817

Total U.S. Treasury Obligations
(Cost $4,453,987)		4,495,280

Total Investments - 99.3%
(Cost $4,453,987)		$4,495,280

Percentages are based on net assets of $4,526,860.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long (Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	40	12/23/2019	$561,699	$566,000	$4,301
S&P 500 Annl Div Dec20	40	12/21/2020	588,886	565,000	(23,886)
S&P 500 Annl Div Dec21	40	12/20/2021	616,761	569,000	(47,761)
S&P 500 Annl Div Dec22	40	12/19/2022	637,699	575,000	(62,699)
S&P 500 Annl Div Dec23	40	12/18/2023	655,011	579,500	(75,511)
S&P 500 Annl Div Dec24	40	12/23/2024	674,699	588,500	(86,199)
S&P 500 Annl Div Dec25	40	12/22/2025	691,386	595,500	(95,886)
S&P 500 Annl Div Dec26	40	12/21/2026	708,574	607,000	(101,574)
S&P 500 Annl Div Dec27	40	12/20/2027	726,198	618,500	(107,698)
Net Unrealized Appreciation (Depreciation)					$(596,913)

Risk and volume is representative of the period.

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2018 was $513,627 or 11.3% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018*

Investment Income
Interest Income	$26,174	$11,619

Expenses
Advisory Fees	5,603	2,644
Administration Fees	18,493	11,096
Professional Fees	11,713	776
Custody Fees	214	224
Tax Preparation Fees	23,918	1,584
Other Expenses	12,211	1,340
Total Expenses	72,152	17,664
Less Waivers/Reimbursement of:
Voluntary Waivers	(66,548)	-
Net Expenses	5,604	17,664
Net Investment Income (Loss)	20,570	(6,045)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	3,813	(856)
Net Realized Gain (Loss) on Futures Contracts	(72,850)	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	44,972	4,142
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	410,924	78,701
Net Realized and Unrealized Gain (Loss) on Investments	386,859	81,987
Net Increase (Decrease) in Net Assets Resulting from Operations	$407,429	$75,942

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2019	2018*
Operations:
Net Investment Income	$20,570	$(6,045)
Net Realized Gain (Loss) on Investments and Futures Contracts	(69,037)	(856)
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Futures Contracts	455,896	82,843
Net Increase (Decrease) in Net Assets Resulting from Operations	407,429	75,942

Dividends and Distributions to Shareholders:
Investment Income	(91,000)	(36,500)
Total Dividends and Distributions	(91,000)	(36,500)

Capital Share Transactions:
Issued	597,392	3,426,961
Redeemed	(1,195,534)	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	(598,142)	3,426,961

Total Increase (Decrease) in Net Assets	(281,713)	3,466,403

Net Assets:
Beginning of period	4,526,860	1,000
End of period	$4,245,147	$3,467,403

Capital Share Transactions:
Beginning of Period	400,000	-
Issued	50,000	250,000
Redeemed	(100,000)	-
Shares Outstanding from Capital Share Transactions	350,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$407,429	75,942
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(598,423)	(3,492,821)
Proceeds from sale of investments	965,597	110,792
Accretion of discounts and amortization of premiums	(1,987)	-
Net realized (gain)/loss on investments	(3,813)	856
Net change in unrealized appreciation on investments	(44,972)	(4,142)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	(16,991)	(52,738)
Interest receivable	(23,874)	(27,575)
Receivable from advisor	950	-
Variation margin receivable on open futures contracts	(9,188)	(32,500)
Deferred offering costs	(86)	(124,500)
Increase/(decrease) in operating liabilities
Due to advisor	-	1,705
Payable to administrator	(3,185)	6,370
Variation margin payable on open futures contracts	(22,375)	-
Other accrued expenses	46,903	3,923
Net cash provided by (used in) operating activities	695,985	(3,534,688)

Cash Flows from financing activities
Proceeds from capital share issuances	597,392	3,426,961
Capital share redemptions	(1,195,534)	-
Dividends and distributions to shareholders	(103,250)	(14,000)
Net cash provided by (used in) financing activities	(701,392)	3,412,961

Net change in cash and cash equivalents	(5,407)	(121,727)
Cash and cash equivalents, beginning of period	212,744	125,500
Cash and cash equivalents, end of period	$207,337	$3,773

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$43,750	$22,500

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $13,747,799 and $11,249,881, respectively)	$13,750,235	$11,248,789
Cash and Cash Equivalents	254,514	69,630
Cash pledged as collateral on Futures Contracts	489,965	1,218,374
Variation Margin Receivable	109,375	137,813
Receivable from Advisor	5,422	14,042
Deferred Offering Costs	122,898	122,898
Total Assets	$14,732,409	$12,811,546

Liabilities
Due to Advisor	124,500	124,500
Payable to Administrator	-	3,185
Variation Margin Payable on Open Futures Contracts	6,562	-
Other Accrued Expenses	242,007	188,034
Total Liabilities	$373,069	$315,719

Shareholders’ Equity
Authorized Participants (250,000 Shares Outstanding for each period presented, respectively)	$14,359,340	$12,495,827
Net Asset Value Per Share	$57.44	$49.98
Market Price Per Share	$57.33	$49.63

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

March 31, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.8%
U.S. Treasury Bills (1) (2) 2.451%, 8/15/2019	$13,875,000	$13,750,235
Total U.S. Treasury Obligations
(Cost $13,747,799)		13,750,235

Total Investments - 95.8%
(Cost $13,747,799)		$13,750,235

Percentages are based on net assets of $14,357,738.

A list of the open futures contracts held by the Fund at March 31, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(25)	12/23/2019	$(349,301)	$(359,063)	$(9,762)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(369,687)	$(2,886)
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(375,312)	$10,177
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(381,562)	$16,802
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(388,438)	$19,301
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(399,376)	$20,238
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(406,250)	$22,676
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(412,812)	$25,864
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(419,063)	$29,801
S&P 500 Index Jun19	25	06/20/2019	17,431,338	17,736,251	$304,913
Net Unrealized Appreciation (Depreciation)					$437,124

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2019 was $5,579,330 or 38.9 % of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

December 31, 2018 (Audited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 90.0%
U.S. Treasury Bills (1) (2) 2.414%, 4/11/2019	$11,325,000	$11,248,789
Total U.S. Treasury Obligations
(Cost $11,249,881)		11,248,789

Total Investments - 90.0%
(Cost $11,249,881)		$11,248,789

Percentages are based on net assets of $12,495,827.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(25)	12/23/2019	$(349,301)	$(353,750)	$(4,449)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(353,125)	13,676
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(355,625)	29,864
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(359,375)	38,989
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(362,188)	45,551
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(367,813)	51,801
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(372,188)	56,739
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(379,375)	59,301
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(386,562)	62,302
S&P 500 Index Mar19	25	03/15/2019	16,282,900	15,657,500	(625,400)
Net Unrealized Appreciation (Depreciation)					$(271,626)

Risk and volume is representative of the period.

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2018 was $3,059,980 or 24.5% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018*
Investment Income
Interest Income	$79,488	$25,361

Expenses
Advisory Fees	9,751	5,102
Administration Fees	18,493	11,096
Professional Fees	11,716	1,210
Custody Fees	267	449
Tax Preparation Fees	23,918	2,471
Other Expenses	15,891	2,178
Total Expenses	80,036	22,506
Less Waivers/Reimbursement of:
Voluntary Waivers	(35,141)	-
Net Expenses	44,895	22,506
Net Investment Income	34,593	2,855

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(370)	103
Net Realized Gain (Loss) on Futures Contracts	1,117,012	437,717
Net Change in Unrealized Appreciation (Depreciation) on Investments	3,528	2,260
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	708,750	(613,075)
Net Realized and Unrealized Gain (Loss) on Investments	1,828,920	(172,995)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,863,513	$(170,140)

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2019	2018*
Operations:
Net Investment Income	$34,593	$2,855
Net Realized Gain (Loss) on Investments and Futures Contracts	1,116,642	437,820
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	712,278	(610,815)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,863,513	(170,140)

Capital Share Transactions:
Issued/Redeemed	-	13,144,749
Net Increase in Net Assets Resulting from Capital Share Transactions	-	13,144,749

Total Increase in Net Assets	1,863,513	12,974,609

Net Assets:
Beginning of period	12,495,827	1,000
End of period	$14,359,340	$12,975,609

Capital Share Transactions:
Beginning of Period	250,000	-
Issued	-	250,000
Shares Outstanding from Capital Share Transactions	250,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$1,863,513	(170,140)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(15,478,981)	(26,895,177)
Proceeds from sale of investments	13,056,455	14,578,964
Accretion of discounts and amortization of premiums	(75,762)	-
Net realized (gain)/loss on investments	370	(103)
Net change in unrealized (appreciation)/depreciation on investments	(3,528)	(2,260)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures	728,409	(188,302)
Variation margin receivable on open futures contracts	28,438	(221,250)
Receivable from advisor	8,620	-
Deferred offering costs	-	(124,500)
Increase/(decrease) in operating liabilities
Due to advisor	-	3,269
Payable to administrator	(3,185)	6,370
Variation margin payable on open futures contracts	6,562	32,500
Other accrued expenses	53,973	6,308
Net cash provided by (used in) operating activities	184,884	(12,974,321)

Cash Flows from financing activities
Proceeds from capital share issuances	-	13,144,749
Net cash provided by financing activities	-	13,144,749

Net change in cash and cash equivalents	184,884	170,428
Cash and cash equivalents, beginning of period	69,630	125,500
Cash and cash equivalents, end of period	$254,514	$295,928

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has two series or funds traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund─Series 2027 (the “Dividend Fund”) and U.S. Equity Ex-Dividend Fund─Series 2027 (the “Ex-Dividend Fund”, each a “Fund” or “ETF”) collectively the “Funds” or “ETFs”). Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of each Fund. Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at March 31, 2019 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

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

March 31, 2019

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

The following table summarizes the inputs used to value the Funds’ investments at March 31, 2019 and December 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

March 31, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,178,878	$-	$4,178,878
Total Investments in Securities	$-	$4,178,878	$-	$4,178,878

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$7,571	$-	$-	$7,571
Unrealized Depreciation	(193,560)	-	-	(193,560)
Total Other Financial Instruments	$(185,989)	$-	$-	$(185,989)

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,495,280	$-	$4,495,280
Total Investments in Securities	$-	$4,495,280	$-	$4,495,280

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$4,301	$-	$-	$4,301
Unrealized Depreciation	(601,214)	-	-	(601,214)
Total Other Financial Instruments	$(596,913)	$-	$-	$(596,913)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended March 31, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended March 31, 2019 and December 31, 2018, there were no Level 3 investments.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

U.S. Equity Ex-Dividend Fund─Series 2027

March 31, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$13,750,235	$-	$13,750,235
Total Investments in Securities	$-	$13,750,235	$-	$13,750,235

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$449,772	$-	$-	$449,772
Unrealized Depreciation	(12,648)	-	-	(12,648)
Total Other Financial Instruments	$437,124	$-	$-	$437,124

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$11,248,789	$-	$11,248,789
Total Investments in Securities	$-	$11,248,789	$-	$11,248,789

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$358,223	$-	$-	$358,223
Unrealized Depreciation	(629,849)	-	-	(629,849)
Total Other Financial Instruments	$(271,626)	$-	$-	$(271,626)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended March 31, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended March 31, 2019 and December 31, 2018, there were no Level 3 investments.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

At March 31, 2019 and December 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through  March 31, 2018 and for the three months ended March 31, 2019, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended March 31, 2019 nor as of and during the period from January 17, 2018 (commencement of operations) through March 31, 2018.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

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

The Funds held futures equity contracts as of and for the three-month period ended March 31, 2019 and as of and for the period ended December 31, 2018. The value and detail of these contracts are disclosed on their Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on the respective each Fund’s respective Statement of Operations.

The average volume of futures contracts for the three-month period ended March 31, 2019 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$4,638,707

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$16,665,713
Short futures contracts	$(3,643,774)

The average volume of futures contracts during the period February 5, 2018 (commencement of investment operations) to March 31, 2018 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$3,572,407

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$15,120,733
Short futures contracts	$(3,570,968)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2019.

March 31, 2019 (Unaudited)

U.S. Equity Cumulative Dividends Fund─Series 2027

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$9,188	$-	$9,188	$-	$-	$9,188
Total	$9,188	$-	$9,188	$-	$-	$9,188

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(6,125)	$-	$(6,125)	$-	$6,125	$-
Total	$(6,125)	$-	$(6,125)	$-	$6,125	$-

December 31, 2018 (Audited)

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(28,500)		$(28,500)	$-	$28,500	$-
Total	$(28,500)		$(28,500)	$-	$28,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027

March 31, 2019 (Unaudited)

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$109,375	$-	$109,375	$-	$-	$109,375
Total	$109,375	$-	$109,375	$-	$-	$109,375

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(6,562)	$-	$(6,562)	$-	$6,562	$-
Total	$(6,562)	$-	$(6,562)	$-	$6,562	$-

December 31, 2018 (Audited)

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$137,813	$-	$137,813	$-	$-	$137,813
Total	$137,813	$-	$137,813	$-	$-	$137,813

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

While neither of the Funds have individually incurred professional expenses in excess of $150,000 through March 31, 2019, the Sponsor has elected to voluntarily reimburse certain expenses beginning on January 1, 2019 totaling $66,548 and $35,141 for the Dividend Fund and Ex-Dividend Fund, respectively. There were no voluntary waivers from January 17, 2018 (commencement of operations) through March 31, 2018 for either Fund. The Sponsor’s voluntary reimbursement of such expenses may be modified or terminated at any time at the option of the sponsor.

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

March 31, 2019

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

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2019, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,902 for the Dividend Fund and $122,898 for the Ex-Dividend Fund. As of December 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividend Fund and $122,898 for the Ex-Dividend Fund.

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

Authorized Participants will pay a transaction fee per Basket created or redeemed. The Sponsor may choose to pay transaction fees on behalf of Authorized Participants and has done so to date on Baskets that have been created. There is no guarantee that Sponsor will continue to do so. In addition, to the extent that cash is delivered or received in lieu of any of the Deposit Instruments upon the creation or redemption of Shares by an Authorized Participant, such Authorized Participants will pay an additional variable charge up to 2% of the cash that is delivered or received in lieu of any of the Deposit Instruments to a Fund to pay for any additional transaction costs and fees and price changes associated with the purchase or disposition of any of the Deposit Instruments.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2019:

Financial Highlights
Three Months Ended March 31, 2019 (Unaudited)

			Net							Net	Ratio of	Ratio of Expenses	Ratio of Net
			Realized		Distributions					Assets	Expenses	to Average	Investment
	NAV	Net	and	Total	from Net		NAV			End of	to Average	Net Assets	Income/Loss
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	Net	(Excluding	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.06	$1.03	$1.09	$(0.28)	$(0.28)	$12.13	9.67%	$12.16	$4,245	0.59%	7.55%	2.15%	14%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.14	$7.31	$7.45	$-	$-	$57.44	14.91%	$57.33	$14,358	1.35%	2.41%	1.04%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Financial Highlights

For the Period from January 17, 2018 (commencement of operations) to March 31, 2018

			Net Realized			Distributions					Net Assets	Ratio of	Ratio of Net Investment
	NAV	Net	and		Total	from Net		NAV			End of	Expenses	Income/Loss
	Beginning	Investment	Unrealized		from	Investment	Total	End of	Total	Market	Period	to Average	to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss		Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(4)	Net Assets(4)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2018 (3)	$13.73	$(0.03)	$0.33		$0.30	$(0.16)	$(0.16)	$13.87	2.19%	$13.97	$3,467	3.80%	-1.30%	4%

U.S. Equity Ex-Dividend Fund─Series 2027
2018 (3)	$51.48	$0.01	$0.45	(5)	$0.43	$-	$-	$51.91	0.84%	$51.08	$12,976	1.25%	0.16%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	From commencement of operations, January 17, 2018 (inception) through March 31, 2018.

(4)	Annualized.

(5)	The amount shown for a share outstanding through out the period does not accord with the aggregate net loss on investments for the period because the sales and repurchase of Fund shares in relation to fluctuating market value of the Fund.

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

March 31, 2019

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

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

On January 31, 2019, the Funds filed a prospectus supplement with the SEC and the NFA, which was accepted and approved by the SEC and NFA on the same day. The supplement provides updated data concerning distributions, performance, and break-even analysis, and updated information concerning the principals of the Sponsor.

The Funds filed a post-effective amendment to the registration statement with the SEC on April 11, 2019, and with the NFA on April 12, 2019, which was declared effective by the SEC and accepted by the NFA on April 18, 2019. The registration statement is dated April 19, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Note 8 – RISK, above.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Shareholders should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our prospectus dated April 19, 2019, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) For the three months ended March 31, 2019: 2 Baskets were redeemed

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: May 15, 2019	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: May 15, 2019	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.