Form 10-Q
period 2019-06-30
Metaurus Equity Component Trust
filed 2019-08-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code: (201) 683-7979

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of U.S. Equity Cumulative Dividends Fund – Series 2027	IDIV	NYSE Arca, Inc.
Shares of U.S. Equity Ex-Dividend Fund – Series 2027	XDIV	NYSE Arca, Inc.

As of July 22, 2019, the Registrant had 2,450,000 shares outstanding.

*	The Fund’s commencement of operations was January 17, 2018

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

*	The Fund’s commencement of operations was January 17, 2018

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $23,448,286 and $4,453,987, respectively)	$23,581,841	$4,495,280
Cash and Cash Equivalents	466,108	212,744
Cash pledged as collateral on Futures Contracts	216,887	70,768
Interest Receivable	156,266	9,007
Receivable from Advisor	-	15,459
Variation Margin Receivable on Open Futures Contracts	65,000	-
Deferred Offering Costs	-	123,816
Total Assets	$24,486,102	$4,927,074

Liabilities
Due to Advisor	9,838	124,500
Payable to Administrator	-	3,185
Payable to Transfer Agent	1,445	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,737	-
Variation Margin Payable on Open Futures Contracts	-	28,500
Income Distribution Payable	250,000	56,000
Other Accrued Expenses	10,821	188,029
Total Liabilities	$344,134	$400,214

Shareholders’ Equity
Authorized Participants (2,000,000 Shares and 400,000 Shares Outstanding, respectively)	$24,141,968	$4,526,860
Net Asset Value Per Share	$12.07	$11.32
Market Price Per Share	$12.29	$11.33

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

June 30, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.7%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$2,808,000	$3,712,977
2.250%, 12/31/2023 (1)	2,614,000	2,669,599
2.250%, 11/15/2025 (1)	2,879,000	2,947,208
2.250%, 11/15/2024 (1)	2,747,000	2,810,256
2.125%, 12/31/2022 (1)	2,525,000	2,558,979
2.000%, 12/31/2021 (1)	2,436,000	2,452,081
2.000%, 11/15/2026 (1)	2,991,000	3,012,381
1.750%, 12/31/2020 (1)	2,369,000	2,365,854
1.625%, 12/31/2019	1,055,000	1,052,506

Total U.S. Treasury Obligations (Cost $23,448,286)		23,581,841

Total Investments - 97.7% (Cost $23,448,286)		$23,581,841

Percentages are based on net assets of $24,141,968.

A list of the open futures contracts held by the Fund at June 30, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	200	12/23/2019	$2,884,201	$2,897,500	$13,299
S&P 500 Annl Div Dec20	200	12/21/2020	2,965,388	2,955,000	(10,388)
S&P 500 Annl Div Dec21	200	12/20/2021	3,029,638	3,012,500	(17,138)
S&P 500 Annl Div Dec22	200	12/19/2022	3,086,576	3,070,000	(16,576)
S&P 500 Annl Div Dec23	200	12/18/2023	3,140,576	3,120,000	(20,576)
S&P 500 Annl Div Dec24	200	12/23/2024	3,196,201	3,170,000	(26,201)
S&P 500 Annl Div Dec25	200	12/22/2025	3,265,388	3,225,000	(40,388)
S&P 500 Annl Div Dec26	200	12/21/2026	3,335,263	3,300,000	(35,263)
S&P 500 Annl Div Dec27	200	12/20/2027	3,399,826	3,360,000	(39,826)
Net Unrealized Appreciation (Depreciation)					$(193,057)

(1)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2019 was $2,725,724 or 11.29% of net assets.

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

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018*	2019	2018*

Investment Income
Interest Income	$32,187	$24,943	$58,361	$36,562

Expenses
Advisory Fees	9,870	5,714	15,473	8,358
Administration Fees	9,247	18,698	27,740	29,794
Professional Fees	2,157	5,683	13,870	6,459
Custody Fees	285	797	499	1,021
Tax Preparation Fees	12,372	11,603	36,290	13,187
Other Expenses	6,603	8,162	18,814	9,502
Total Expenses	40,534	50,657	112,686	68,321
Less Waivers/Reimbursement of:
Voluntary Waivers	(30,573)	(33,250)	(97,121)	(33,250)
Net Expenses	9,961	17,407	15,565	35,071
Net Investment Income (Loss)	22,226	7,536	42,796	1,491

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	19,484	(1,463)	23,297	(2,319)
Net Realized Gain (Loss) on Futures Contracts	-	-	(72,850)	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	47,290	(15,204)	92,262	(11,062)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(7,068)	(108,814)	403,856	(30,113)
Net Realized and Unrealized Gain (Loss) on Investments	59,706	(125,481)	446,565	(43,494)
Net Increase (Decrease) in Net Assets Resulting from Operations	$81,932	$(117,945)	$489,361	$(42,003)

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2019	2018 *
Operations:
Net Investment Income	$42,796	$1,491
Net Realized Gain (Loss) on Investments and Futures Contracts	(49,553)	(2,319)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	496,118	(41,175)
Net Increase (Decrease) in Net Assets Resulting from Operations	489,361	(42,003)

Dividends and Distributions to Shareholders:
Investment Income	(418,000)	(125,000)
Total Dividends and Distributions	(418,000)	(125,000)

Capital Share Transactions:
Issued	20,739,281	5,443,862
Redeemed	(1,195,534)	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	19,543,747	5,443,862

Total Increase (Decrease) in Net Assets	19,615,108	5,276,859

Net Assets:
Beginning of period	4,526,860	1,000
End of period	$24,141,968	$5,277,859

Capital Share Transactions:
Beginning of Period	400,000	-
Issued	1,700,000	400,000
Redeemed	(100,000)	-
Shares Outstanding from Capital Share Transactions	2,000,000	400,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018 *
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$489,361	$(42,003)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(21,723,072)	(5,535,186)
Proceeds from sale of investments	2,754,692	301,338
Accretion of discounts and amortization of premiums	(2,622)	-
Net realized (gain)/loss on investments	(23,297)	2,319
Net change in unrealized (appreciation)/depreciation on investments	(92,262)	11,062
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	(146,119)	(26,014)
Interest Receivable	(147,259)	(34,733)
Receivable from advisor	15,459	(9,640)
Prepaid expenses	-	(3,578)
Variation margin receivable on open futures contracts	(65,000)	-
Deferred offering costs	123,816	(123,816)
Increase/(decrease) in operating liabilities
Due to Advisor	(114,662)	-
Payable to Administrator	(3,185)	-
Payable to Transfer Agent	1,445	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,737	-
Variation margin payable on open futures contracts	(28,500)	14,000
Other accrued expenses	(177,208)	28,197
Net cash provided by (used in) operating activities	(19,066,383)	(5,418,054)

Cash Flows from financing activities
Proceeds from capital share issuances	20,739,281	5,443,862
Capital share redemptions	(1,195,534)	-
Dividends and distributions to shareholders	(224,000)	(84,000)
Net cash provided by (used in) financing activities	19,319,747	5,359,862

Net change in cash and cash equivalents	253,364	(58,192)
Cash and cash equivalents, beginning of period	212,744	125,500
Cash and cash equivalents, end of period	$466,108	$67,308

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$250,000	$41,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $23,294,688 and $11,249,881, respectively)	$23,298,995	$11,248,789
Cash and Cash Equivalents	156,340	69,630
Cash pledged as collateral on Futures Contracts	616,298	1,218,374
Variation Margin Receivable on Open Futures Contracts	133,000	137,813
Receivable from Advisor	-	14,042
Deferred Offering Costs	-	122,898
Total Assets	$24,204,633	$12,811,546

Liabilities
Due to Advisor	12,940	124,500
Payable to Administrator	-	3,185
Payable to Transfer Agent	1,420	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,747	-
Variation Margin Payable on Open Futures Contracts	13,000	-
Other Accrued Expenses	15,299	188,034
Total Liabilities	$114,699	$315,719

Shareholders’ Equity
Authorized Participants (400,000 Shares and 250,000 Shares Outstanding, respectively)	$24,089,934	$12,495,827
Net Asset Value Per Share	$60.22	$49.98
Market Price Per Share	$60.06	$49.63

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

June 30, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.7%
U.S. Treasury Bills (1) (2)
2.101%, 12/19/2019	$23,527,000	$23,298,995
Total U.S. Treasury Obligations (Cost $23,294,688)		23,298,995

Total Investments - 96.7% (Cost $23,294,688)		$23,298,995

Percentages are based on net assets of $24,089,934.

A list of the open futures contracts held by the Fund at June 30, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional		Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(40)	12/23/2019	$(566,566)	$(579,500)	$(12,934)
S&P 500 Annl Div Dec20	(40)	12/21/2020	(590,254)	(591,000)	(746)
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(602,500)	11,316
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(614,000)	17,004
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(624,000)	20,691
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(634,000)	26,316
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(645,000)	28,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(660,000)	27,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(672,000)	30,316
S&P 500 Index Sep19	40	09/09/2019	29,103,501	29,442,000	338,499
Net Unrealized Appreciation (Depreciation)					$486,657

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of these securities, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2019 was $6,169,624 or 25.61% of net assets.

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

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018*	2019	2018*

Investment Income
Interest Income	$93,227	$57,419	$172,715	$82,780

Expenses
Advisory Fees	17,366	9,679	27,117	14,781
Administration Fees	9,247	18,699	27,740	29,795
Professional Fees	2,154	6,927	13,870	8,137
Custody Fees	217	1,458	484	1,907
Tax Preparation Fees	12,369	14,144	36,287	16,615
Other Expenses	8,443	9,602	24,334	11,780
Total Expenses	49,796	60,509	129,832	83,015
Less Waivers/Reimbursement of:
Voluntary Waivers	(16,169)	(18,868)	(51,310)	(18,868)
Net Expenses	33,627	41,641	78,522	64,147
Net Investment Income	59,600	15,778	94,193	18,633

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	7,759	-	7,389	103
Net Realized Gain (Loss) on Futures Contracts	642,959	274,512	1,759,971	712,229
Net Change in Unrealized Appreciation (Depreciation) on Investments	1,872	(1,479)	5,400	781
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	49,534	271,561	758,284	(341,514)
Net Realized and Unrealized Gain (Loss) on Investments	702,124	544,594	2,531,044	371,599
Net Increase (Decrease) in Net Assets Resulting from Operations	$761,724	$560,372	$2,625,237	$390,232

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2019	2018 *
Operations:
Net Investment Income	$94,193	$18,633
Net Realized Gain (Loss) on Investments and Futures Contracts	1,767,360	712,332
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	763,684	(340,733)
Net Increase (Decrease) in Net Assets Resulting from Operations	2,625,237	390,232

Capital Share Transactions:
Issued	8,968,870	13,144,114
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	8,968,870	13,144,114

Total Increase (Decrease) in Net Assets	11,594,107	13,534,346

Net Assets:
Beginning of period	12,495,827	1,000
End of period	$24,089,934	$13,535,346

Capital Share Transactions:
Beginning of Period	250,000	-
Issued	150,000	250,000
Shares Outstanding from Capital Share Transactions	400,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018 *
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$2,625,237	$390,232
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(48,772,934)	(40,569,754)
Proceeds from sale of investments	36,901,929	27,384,207
Accretion of discounts and amortization of premiums	(166,412)	-
Net realized (gain)/loss on investments	(7,389)	(103)
Net change in unrealized (appreciation)/depreciation on investments	(5,400)	(781)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	602,076	(189,487)
Variation margin receivable on open futures contracts	4,813	(21,875)
Receivable from Advisor	14,042	(3,939)
Prepaid Expenses	-	(18,967)
Deferred offering costs	122,898	(122,898)
Increase/(decrease) in operating liabilities
Due to Advisor	(111,560)	-
Payable to Administrator	(3,185)	-
Payable to Transfer Agent	1,420	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,747	-
Variation margin payable on open futures contracts	13,000	3,082
Other accrued expenses	(172,735)	35,958
Net cash provided by (used in) operating activities	(8,882,160)	(13,114,325)

Cash Flows from financing activities
Proceeds from capital share issuances	8,968,870	13,144,114
Net cash provided by financing activities	8,968,870	13,144,114

Net change in cash and cash equivalents	86,710	29,789
Cash and cash equivalents, beginning of period	69,630	125,500
Cash and cash equivalents, end of period	$156,340	$155,289

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

June 30, 2019

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at June 30, 2019 are held at Brown Brothers, Harriman & Co., Morgan Stanley & Co. LLC, and First Republic Bank.

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

June 30, 2019

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

Level 1	–	Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Fund has the ability to access at the measurement date;

Level 2	–	Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

Level 3	–	Prices, inputs or modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the inputs used to value the Funds’ investments at June 30, 2019 and December 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

June 30, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,581,841	$-	$23,581,841
Total Investments in Securities	$-	$23,581,841	$-	$23,581,841

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$13,299	$-	$-	$13,299
Unrealized Depreciation	(206,356)	-	-	(206,356)
Total Other Financial Instruments	$(193,057)	$-	$-	$(193,057)

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,495,280	$-	$4,495,280
Total Investments in Securities	$-	$4,495,280	$-	$4,495,280

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$4,301	$-	$-	$4,301
Unrealized Depreciation	(601,214)	-	-	(601,214)
Total Other Financial Instruments	$(596,913)	$-	$-	$(596,913)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended June 30, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended June 30, 2019 and December 31, 2018, there were no Level 3 investments

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

U.S. Equity Ex-Dividend Fund─Series 2027

June 30, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,298,995	$-	$23,298,995
Total Investments in Securities	$-	$23,298,995	$-	$23,298,995

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$500,337	$-	$-	$500,337
Unrealized Depreciation	(13,680)	-	-	(13,680)
Total Other Financial Instruments	$486,657	$-	$-	$486,657

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$11,248,789	$-	$11,248,789
Total Investments in Securities	$-	$11,248,789	$-	$11,248,789

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$358,223	$-	$-	$358,223
Unrealized Depreciation	(629,849)	-	-	(629,849)
Total Other Financial Instruments	$(271,626)	$-	$-	$(271,626)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended June 30, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended June 30, 2019 and December 31, 2018, there were no Level 3 investments

Amounts designated as “-” are $0.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The Funds are required to determine whether their tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed more-likely-than-not threshold would be recorded as a tax expense in the current period.

At June 30, 2019 and December 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through December 31, 2018 and for the six months ended June 30, 2019, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended June 30, 2019 nor as of and during the period from January 17, 2018 (commencement of operations) through June 30, 2018.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

The Funds held futures equity contracts as of and for the six-month period ended June 30, 2019 and as of and for the period ended December 31, 2018. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the six-month period ended June 30, 2019 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$8,737,258

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$18,993,887
Short futures contracts	$(3,998,354)

The average volume of futures contracts during the period February 5, 2018 (commencement of investment operations) to June 30, 2018 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$4,299,480

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$16,338,971
Short futures contracts	$(3,814,595)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2019.

June 30, 2019 (Unaudited)

U.S. Equity Cumulative Dividends Fund─Series 2027

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$65,000	$-	$65,000	$-	$-	$65,000
Total	$65,000	$-	$65,000	$-	$-	$65,000

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

December 31, 2018 (Audited)

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(28,500)	-	$(28,500)	$-	$28,500	$-
Total	$(28,500)	-	$(28,500)	$-	$28,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027

June 30, 2019 (Unaudited)

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$133,000	$-	$133,000	$-	$-	$133,000
Total	$133,000	$-	$133,000	$-	$-	$133,000

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(13,000)	$-	$(13,000)	$-	$-	$(13,000)
Total	$(13,000)	$-	$(13,000)	$-	$-	$(13,000)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

NOTE 4 – AGREEMENTS

Sponsor

On May 15, 2019, the Funds filed a prospectus supplement with the SEC and the NFA (Prospectus Supplement No. 1 (“Supplement No. 1”) to the prospectus dated April 19, 2019 (the “Prospectus”).) The NFA accepted and approved Supplement No. 1 on the same day. The SEC accepted the filing on May 15, 2019, and noted it as filed on May 16, 2019. Among other things, Supplement No. 1 provided that, effective immediately, the Funds were adopting a unitary fee structure pursuant to which each fund will pay the Sponsor a management fee in consideration of the services provided by the Sponsor and other services provided to each Fund that the Sponsor pays directly (the “Management Fee”). Following the adoption of the unitary fee structure, the Sponsor will pay for all of the routine operational, administrative, and other ordinary expenses of each Fund as determined by the Sponsor as set forth in the Prospectus and Supplement No.1. The Funds will pay for certain other expenses and all of the Funds’ extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus and Supplement No. 1.

Prior to May 16, 2019, each Fund paid its periodic professional expenses, including, but not limited to the fees of the Trustee, continuous offering expenses, legal, audit, tax, accounting, performance, administrative, filing, reporting and data processing fees and expenses and other operating expenses. For each Fund, the Sponsor had agreed to pay any professional expenses of each Fund in excess of $150,000 in each of 2018 and 2019. The Funds were responsible for any extraordinary expenses and liabilities. Each Fund paid for its printing and mailing expenses.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

While neither of the Funds individually incurred professional expenses in excess of $150,000 through June 30, 2019, the Sponsor had elected to voluntarily reimburse certain expenses beginning on January 1, 2019 totaling $97,121 and $51,310 for the Dividend Fund and Ex-Dividend Fund, respectively, through May 15, 2019 when the Sponsor ceased to reimburse such expenses following the adoption of the unitary fee. The Sponsor had also elected to voluntarily reimburse certain expenses totaling $33,250 and $18,868 for the Dividend Fund and Ex-Dividend Fund, respectively from May 1, 2018 to June 30, 2018. Previously, the Sponsor had voluntarily waived a portion of its Management Fee from the Funds. Effective May 16, 2019, the Sponsor is no longer reimbursing such expenses, and is no longer waiving its Management Fee from the Funds.

At the time the Funds commenced operations, the Sponsor entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The Reimbursement Agreement provided that the amount due to the Sponsor, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The Reimbursement Agreement, provided that the amount to be reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contained a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, it provided that should the Funds terminate prior to the full repayment of the amount due, the Sponsor agrees to forfeit the unpaid amount. Interest would not be charged on any amounts due. The Dividend Fund and Ex-Dividend Fund reimbursed the Sponsor $13,065 and $13,892, respectively, for 2018 and will reimburse the Sponsor $4,627 and $4,511, respectively, for the amount accrued from January 1, 2019 through May 15, 2019. No additional repayments/reimbursements under the Reimbursement Agreements will be paid following the Funds’ adoption of the unitary fee structure effective May 16, 2019. As a result of the adoption of the unitary fee, the remaining unpaid balances under the Reimbursement Agreement of $106,808 and $106,097, for the Dividend Fund and Ex-Dividend Fund, respectively, will not be reimbursed to the Sponsor. The Sponsor has agreed to absorb these unpaid balances, as reflected in the amounts written-off by the Funds concerning both the deferred offering costs and the related payable due to the Sponsor as of June 30, 2019.

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

Effective May 16, 2019, as set forth in Supplement No.1, the Dividend Fund will pay the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month. The Ex-Dividend Fund will pay the Sponsor a Management Fee equal to 0.58% per year of the Ex-Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

Prior to May 16, 2019, the Dividend Fund paid the Sponsor a Management Fee equal to 0.58% per year of the Dividend Fund’s average daily NAV, calculated and payable monthly, subject to a minimum monthly fee of $0.005 per Share. This minimum monthly fee was expected to apply when the Dividend Fund’s average daily NAV for such month was less than $10.34 per Share. The Ex-Dividend Fund paid the Sponsor a Management Fee equal to 0.29% per year of the Ex-Dividend Fund’s average daily NAV, calculated and payable monthly.

NOTE 5 – OFFERING AND ORGANIZATIONAL COSTS

The Sponsor paid all necessary and reasonable expenses and liabilities incurred in connection with the organization of the Funds and proposed initial public offering of the Shares. See the discussion in Note 4, above, concerning the Reimbursement Agreement concerning registration fees paid by the Sponsor to the SEC in connection with the registration of the Fund’s Shares.

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2019, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $102,582 for the Dividend Fund and $103,639 for the Ex-Dividend Fund. As of December 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividend Fund and $122,898 for the Ex-Dividend Fund.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the six months ended June 30, 2019:

Financial Highlights

Three Months Ended June 30, 2019 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$12.13	$0.05	$0.23	$0.29	$(0.35)	$(0.35)	$12.07	2.38%	$12.29	$24,142	0.76%	3.10%	1.70%	10%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$57.44	$0.35	$2.43	$2.78	$-	$-	$60.22	4.86%	$60.06	$24,090	0.86%	1.28%	1.53%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Six Months Ended June 30, 2019 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.11	$1.27	$1.38	$(0.63)	$(0.63)	$12.07	12.28%	$12.29	$24,142	0.68%	4.95%	1.88%	27%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.36	$9.88	$10.24	$-	$-	$60.22	20.50%	$60.06	$24,090	1.08%	1.79%	1.30%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Financial Highlights

For the Period from January 17, 2018 (commencement of operations) to June 30, 2018 (Unaudited)

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

June 30, 2019

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

On May 15, 2019, the Funds filed Supplement No. 1. The NFA accepted and approved the supplement on the same day. The SEC accepted the filing on May 15, 2019, and noted it as filed on May 16, 2019.

Metaurus Advisors LLC (“Metaurus”) is the sponsor, commodity pool operator and commodity trading advisor of each Fund. Metaurus, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 589 Fifth Avenue, Suite 808, New York, NY 10017. The main business telephone number of Metaurus is (201) 683-7979. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in each Fund by the Sponsor.

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

The Sponsor is not aware of any other demands, commitments, events or uncertainties that are reasonably likely to result in material changes to the liquidity needs of either Fund. Effective May 16, 2019, the Sponsor will pay for all of the routine operational, administrative, and other ordinary expenses of each Fund as determined by the Sponsor as set forth in the Prospectus and Supplement No.1. The Funds will pay for certain other expenses and all of the Funds’ extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus and Supplement No. 1.

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

a) None.

b) Not applicable.

c) For the six months ended June 30, 2019: 2 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 14, 2019	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: August 14, 2019	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.