Form 10-Q
period 2019-09-30
Metaurus Equity Component Trust
filed 2019-11-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 15, 2019, the Registrant had 2,450,000 shares outstanding.

*	The Fund’s commencement of operations was January 17, 2018

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

*	The Fund’s commencement of operations was January 17, 2018

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $22,560,158 and $4,453,987, respectively)	$22,874,428	$4,495,280
Cash and Cash Equivalents	153,244	212,744
Cash pledged as collateral on Futures Contracts	281,235	70,768
Receivable for Securities Sold	299,766	-
Interest Receivable	181,680	9,007
Receivable from Advisor	-	15,459
Variation Margin Receivable on Open Futures Contracts	71,750	-
Deferred Offering Costs	-	123,816
Total Assets	$23,862,103	$4,927,074

Liabilities
Due to Advisor	16,975	124,500
Payable to Administrator	-	3,185
Payable to Transfer Agent	1,445	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,737	-
Variation Margin Payable on Open Futures Contracts	-	28,500
Income Distribution Payable	251,125	56,000
Other Accrued Expenses	15,294	188,029
Total Liabilities	$356,869	$400,214

Shareholders’ Equity
Authorized Participants (2,050,000 Shares and 400,000 Shares Outstanding, respectively)	$23,505,234	$4,526,860
Net Asset Value Per Share	$11.47	$11.32
Market Price Per Share	$11.48	$11.33

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

September 30, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.3%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$2,409,000	$3,230,601
2.250%, 12/31/2023 (1)	2,696,000	2,771,456
2.250%, 11/15/2024 (1)	2,781,000	2,873,338
2.250%, 11/15/2025 (1)	2,852,000	2,958,560
2.125%, 12/31/2022 (1)	2,603,000	2,648,146
2.000%, 12/31/2021 (1)	2,488,000	2,508,652
2.000%, 11/15/2026 (1)	3,001,000	3,078,076
1.750%, 12/31/2020 (1)	2,408,000	2,406,918
1.625%, 12/31/2019	399,000	398,681

Total U.S. Treasury Obligations (Cost $22,560,158)		22,874,428

Total Investments - 97.3% (Cost $22,560,158)		$22,874,428

Percentages are based on net assets of $23,505,234.

A list of the open futures contracts held by the Fund at September 30, 2019, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec19	205	12/23/2019	$2,956,779	$2,977,625	$20,846
S&P 500 Annl Div Dec20	205	12/21/2020	3,039,342	3,018,625	$(20,717)
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	3,031,438	$(73,654)
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	3,077,563	$(85,779)
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	3,092,937	$(125,842)
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	3,133,938	$(141,904)
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	3,167,250	$(179,154)
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	3,198,000	$(219,779)
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	3,226,188	$(257,654)
Net Unrealized Appreciation (Depreciation)					$(1,083,637)

(1)	Security, or a portion thereof, may have been pledged as collateral for the trading of futures contracts. The total market value of the securities pledged as collateral for the period ended September 30, 2019 was $2,750,948 or 11.7% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments

December 31, 2018 (Audited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 99.3%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$560,000	$712,202
2.250%, 12/31/2023 (1)	488,000	481,904
2.250%, 11/15/2025 (1)	528,000	516,723
2.250%, 11/15/2024 (1)	512,000	503,381
2.125%, 12/31/2022 (1)	472,000	465,484
2.000%, 12/31/2021 (1)	456,000	449,856
2.000%, 11/15/2026 (1)	536,000	512,184
1.750%, 12/31/2020 (1)	440,000	433,729
1.625%, 12/31/2019	424,000	419,817

Total U.S. Treasury Obligations (Cost $4,453,987)		4,495,280

Total Investments - 99.3% (Cost $4,453,987)		$4,495,280

Percentages are based on net assets of $4,526,860.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

Type of Contract	Number of Contracts Long (Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec19	40	12/23/2019	$561,699	$566,000	$4,301
S&P 500 Annl Div Dec20	40	12/21/2020	588,886	565,000	(23,886)
S&P 500 Annl Div Dec21	40	12/20/2021	616,761	569,000	(47,761)
S&P 500 Annl Div Dec22	40	12/19/2022	637,699	575,000	(62,699)
S&P 500 Annl Div Dec23	40	12/18/2023	655,011	579,500	(75,511)
S&P 500 Annl Div Dec24	40	12/23/2024	674,699	588,500	(86,199)
S&P 500 Annl Div Dec25	40	12/22/2025	691,386	595,500	(95,886)
S&P 500 Annl Div Dec26	40	12/21/2026	708,574	607,000	(101,574)
S&P 500 Annl Div Dec27	40	12/20/2027	726,198	618,500	(107,698)
Net Unrealized Appreciation (Depreciation)					$(596,913)

Risk and volume is representative of the period.

(1)	Security, or a portion thereof, may have been pledged as collateral for the trading of futures contracts. The total market value of the securities pledged as collateral for the period ended December 31, 2018 was $513,627 or 11.3% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019**	2018*	2019	2018*
Investment Income
Interest Income	$112,747	$34,868	$171,108	$71,430

Expenses
Advisory Fees	52,851	7,779	68,324	16,137
Administration Fees	-	18,904	27,740	48,698
Professional Fees	-	14,500	13,870	20,959
Custody Fees	-	2,086	499	3,107
Tax Preparation Fees	-	29,611	36,290	42,798
Other Expenses	-	18,468	18,814	27,970
Total Expenses	52,851	91,348	165,537	159,669
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(83,569)	(97,121)	(116,819)
Net Expenses	52,851	7,779	68,416	42,850
Net Investment Income (Loss)	59,896	27,089	102,692	28,580

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	72,243	(199)	95,540	(2,518)
Net Realized Gain (Loss) on Futures Contracts	-	-	(72,850)	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	180,716	(48,929)	272,977	(59,991)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(890,580)	139,501	(486,724)	109,388
Net Realized and Unrealized Gain (Loss) on Investments	(637,621)	90,373	(191,057)	46,879
Net Increase (Decrease) in Net Assets Resulting from Operations	$(577,725)	$117,462	$(88,365)	$75,459

*	The Fund’s commencement of operations was January 17, 2018
**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4, below)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
Operations:
Net Investment Income	$102,692	$28,580
Net Realized Gain (Loss) on Investments and Futures Contracts	22,690	(2,518)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(213,747)	49,397
Net Increase (Decrease) in Net Assets Resulting from Operations	(88,365)	75,459

Distributions to Shareholders:
Distributions	(1,084,250)	(260,000)
Total Distributions	(1,084,250)	(260,000)

Capital Share Transactions:
Issued	21,346,523	5,445,232
Redeemed	(1,195,534)	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	20,150,989	5,445,232

Total Increase (Decrease) in Net Assets	18,978,374	5,260,691

Net Assets:
Beginning of period	4,526,860	1,000
End of period	$23,505,234	$5,261,691

Capital Share Transactions:
Beginning of Period	400,000	-
Issued	1,750,000	400,000
Redeemed	(100,000)	-
Shares Outstanding from Capital Share Transactions	2,050,000	400,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(88,365)	$75,459
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(22,874,060)	(5,602,440)
Proceeds from sale of investments	4,836,063	412,592
Accretion of discounts and amortization of premiums	27,366	-
Net realized (gain)/loss on investments	(95,540)	2,518
Net change in unrealized (appreciation)/depreciation on investments	(272,977)	59,991
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	(210,467)	(113,736)
Receivable for securities sold	(299,766)	-
Interest Receivable	(172,673)	(44,052)
Receivable from advisor	15,459	(23,882)
Prepaid expenses	-	(1,834)
Variation margin receivable on open futures contracts	(71,750)	-
Deferred offering costs	123,816	(123,816)
Increase/(decrease) in operating liabilities
Due to Advisor	(107,525)	-
Payable to Administrator	(3,185)	-
Payable to Transfer Agent	1,445	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,737	-
Variation margin payable on open futures contracts	(28,500)	-
Other accrued expenses	(172,735)	91,027
Net cash provided by (used in) operating activities	(19,321,364)	(5,268,173)

Cash Flows from financing activities
Proceeds from capital share issuances	21,346,523	5,445,232
Capital share redemptions	(1,195,534)	-
Distributions to shareholders	(889,125)	(212,000)
Net cash provided by (used in) financing activities	19,261,864	5,233,232

Net change in cash and cash equivalents	(59,500)	(34,941)
Cash and cash equivalents, beginning of period	212,744	125,500
Cash and cash equivalents, end of period	$153,244	$90,559

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$251,125	$48,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $23,470,320 and $11,249,881, respectively)	$23,487,441	$11,248,789
Cash and Cash Equivalents	470,261	69,630
Cash pledged as collateral on Futures Contracts	701,230	1,218,374
Variation Margin Receivable on Open Futures Contracts	147,000	137,813
Receivable from Advisor	-	14,042
Deferred Offering Costs	-	122,898
Total Assets	$24,805,932	$12,811,546

Liabilities
Due to Advisor	11,762	124,500
Payable to Administrator	-	3,185
Payable to Transfer Agent	1,419	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,747	-
Variation Margin Payable on Open Futures Contracts	14,000	-
Other Accrued Expenses	19,582	188,034
Total Liabilities	$118,803	$315,719

Shareholders’ Equity
Authorized Participants (400,000 Shares and 250,000 Shares Outstanding, respectively)	$24,687,129	$12,495,827
Net Asset Value Per Share	$61.72	$49.98
Market Price Per Share	$61.48	$49.63

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

September 30, 2019 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.1%
U.S. Treasury Bills (1) (2)
2.083%, 12/19/2019	$23,577,000	$23,487,441
Total U.S. Treasury Obligations
(Cost $23,470,320)		23,487,441

Total Investments - 95.1%
(Cost $23,470,320)		$23,487,441

Percentages are based on net assets of $24,687,129.

A list of the open futures contracts held by the Fund at September 30, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(40)	12/23/2019	$(566,566)	$(581,000)	$(14,434)
S&P 500 Annl Div Dec20	(40)	12/21/2020	(590,254)	(589,000)	1,254
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,817)	(591,500)	22,317
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,005)	(600,500)	30,505
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(603,500)	41,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(611,500)	48,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(618,000)	55,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(624,000)	63,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(629,500)	72,816
S&P 500 Index Dec19	40	12/22/2019	30,015,140	29,785,000	(230,140)
Net Unrealized Appreciation (Depreciation)					$91,520

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion thereof, may have been pledged as collateral for the trading of futures contracts. The total market value of the securities pledged as collateral for the period ended September 30, 2019 was $6,704,426 or 27.2% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

December 31, 2018 (Audited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 90.0%
U.S. Treasury Bills (1) (2)
2.414%, 4/11/2019	$11,325,000	$11,248,789
Total U.S. Treasury Obligations
(Cost $11,249,881)		11,248,789

Total Investments - 90.0%
(Cost $11,249,881)		$11,248,789

Percentages are based on net assets of $12,495,827.

A list of the open futures contracts held by the Fund at December 31, 2018, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec19	(25)	12/23/2019	$(349,301)	$(353,750)	$(4,449)
S&P 500 Annl Div Dec20	(25)	12/21/2020	(366,801)	(353,125)	13,676
S&P 500 Annl Div Dec21	(25)	12/20/2021	(385,489)	(355,625)	29,864
S&P 500 Annl Div Dec22	(25)	12/19/2022	(398,364)	(359,375)	38,989
S&P 500 Annl Div Dec23	(25)	12/18/2023	(407,739)	(362,188)	45,551
S&P 500 Annl Div Dec24	(25)	12/23/2024	(419,614)	(367,813)	51,801
S&P 500 Annl Div Dec25	(25)	12/22/2025	(428,926)	(372,188)	56,739
S&P 500 Annl Div Dec26	(25)	12/21/2026	(438,676)	(379,375)	59,301
S&P 500 Annl Div Dec27	(25)	12/20/2027	(448,864)	(386,562)	62,302
S&P 500 Index Mar19	25	03/15/2019	16,282,900	15,657,500	(625,400)
Net Unrealized Appreciation (Depreciation)					$(271,626)

Risk and volume is representative of the period.

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion thereof, may have been pledged as collateral for the trading of futures contracts. The total market value of the securities pledged as collateral for the period ended December 31, 2018 was $3,059,980 or 24.5% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019**	2018*	2019	2018*

Investment Income
Interest Income	$126,076	$69,159	$298,791	$151,939

Expenses
Advisory Fees	35,658	10,436	62,774	25,217
Administration Fees	-	18,904	27,740	48,699
Professional Fees	-	15,109	13,870	23,246
Custody Fees	-	2,399	484	4,306
Tax Preparation Fees	-	30,853	36,287	47,468
Other Expenses	-	24,341	24,334	36,121
Total Expenses	35,658	102,042	165,489	185,057
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(45,805)	(51,310)	(64,673)
Net Expenses	35,658	56,237	114,179	120,384
Net Investment Income	90,418	12,922	184,612	31,555

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	1,269	-	8,658	103
Net Realized Gain (Loss) on Futures Contracts	887,358	814,287	2,647,329	1,526,516
Net Change in Unrealized Appreciation (Depreciation) on Investments	12,813	(1,817)	18,212	(1,036)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(395,139)	300,715	363,146	(40,799)
Net Realized and Unrealized Gain (Loss) on Investments	506,301	1,113,185	3,037,345	1,484,784
Net Increase (Decrease) in Net Assets Resulting from Operations	$596,719	$1,126,107	$3,221,957	$1,516,339

*	The Fund’s commencement of operations was January 17, 2018
**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4, below)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
Operations:
Net Investment Income	$184,612	$31,555
Net Realized Gain (Loss) on Investments and Futures Contracts	2,655,987	1,526,619
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Futures Contracts	381,358	(41,835)
Net Increase (Decrease) in Net Assets Resulting from Operations	3,221,957	1,516,339

Capital Share Transactions:
Issued	8,969,345	13,144,112
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	8,969,345	13,144,112

Total Increase (Decrease) in Net Assets	12,191,302	14,660,451

Net Assets:
Beginning of period	12,495,827	1,000
End of period	$24,687,129	$14,661,451

Capital Share Transactions:
Beginning of Period	250,000	-
Issued	150,000	250,000
Shares Outstanding from Capital Share Transactions	400,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$3,221,957	$1,516,339
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(50,610,753)	(41,633,161)
Proceeds from sale of investments	38,689,416	27,457,387
Accretion of discounts and amortization of premiums	(290,445)	-
Net realized (gain)/loss on investments	(8,658)	(103)
Net change in unrealized (appreciation)/depreciation on investments	(18,212)	1,036
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	517,144	(410,425)
Variation margin receivable on open futures contracts	(9,187)	-
Receivable from Advisor	14,042	(10,992)
Prepaid Expenses	-	(12,135)
Deferred offering costs	122,898	(122,898)
Increase/(decrease) in operating liabilities
Due to Advisor	(112,738)	-
Payable to Administrator	(3,185)	3,082
Payable to Transfer Agent	1,419	-
Payable to Trustees	13,293	-
Payable for Professional Fees	58,747	-
Variation margin payable on open futures contracts	14,000	5,625
Other accrued expenses	(168,452)	101,820
Net cash provided by (used in) operating activities	(8,568,714)	(13,104,425)

Cash Flows from financing activities
Proceeds from capital share issuances	8,969,345	13,144,112
Net cash provided by financing activities	8,969,345	13,144,112

Net change in cash and cash equivalents	400,631	39,687
Cash and cash equivalents, beginning of period	69,630	125,500
Cash and cash equivalents, end of period	$470,261	$165,187

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has two series or funds traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund─Series 2027 (the “Dividend Fund”) and U.S. Equity Ex-Dividend Fund─Series 2027 (the “Ex-Dividend Fund”, each a “Fund” or “ETF”, collectively the “Funds” or “ETFs”). Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of each Fund. Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Following is a summary of the significant accounting policies followed by the Funds:

Use of Estimates

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at September 30, 2019 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

September 30, 2019

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

The following table summarizes the inputs used to value the Funds’ investments at September 30, 2019 and December 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

September 30, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$22,874,428	$-	$22,874,428
Total Investments in Securities	$-	$22,874,428	$-	$22,874,428

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$20,846	$-	$-	$20,846
Unrealized Depreciation	(1,104,483)	-	-	(1,104,483)
Total Other Financial Instruments	$(1,083,637)	$-	$-	$(1,083,637)

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,495,280	$-	$4,495,280
Total Investments in Securities	$-	$4,495,280	$-	$4,495,280

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$4,301	$-	$-	$4,301
Unrealized Depreciation	(601,214)	-	-	(601,214)
Total Other Financial Instruments	$(596,913)	$-	$-	$(596,913)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended September 30, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended September 30, 2019 and December 31, 2018, there were no Level 3 investments.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

U.S. Equity Ex-Dividend Fund─Series 2027

September 30, 2019 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,487,441	$-	$23,487,441
Total Investments in Securities	$-	$23,487,441	$-	$23,487,441

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$336,094	$-	$-	$336,094
Unrealized Depreciation	(244,574)	-	-	(244,574)
Total Other Financial Instruments	$91,520	$-	$-	$91,520

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2018 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$11,248,789	$-	$11,248,789
Total Investments in Securities	$-	$11,248,789	$-	$11,248,789

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$358,223	$-	$-	$358,223
Unrealized Depreciation	(629,849)	-	-	(629,849)
Total Other Financial Instruments	$(271,626)	$-	$-	$(271,626)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

For the periods ended September 30, 2019 and December 31, 2018, there have been no transfers between Level 1, Level 2, or Level 3 investments. It is the Funds’ policy to recognize transfers into and out of Level 1, Level 2 and Level 3 at the end of the reporting period. For the period ended September 30, 2019 and December 31, 2018, there were no Level 3 investments.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

At September 30, 2019 and December 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period January 17, 2018 (commencement of operations) through December 31, 2018 and for the nine months ended September 30, 2019, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. The Funds maintain deposits with financial institutions in amounts that may, at times, exceed the insured limits under applicable law.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended September 30, 2019 nor as of and during the period from January 17, 2018 (commencement of operations) through September 30, 2018.

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

September 30, 2019

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

The Funds held futures equity contracts as of and for the nine-month period ended September 30, 2019 and as of and for the period ended December 31, 2018. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the nine-month period ended September 30, 2019 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$15,493,904

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$22,465,051
Short futures contracts	$(4,588,835)

The average volume of futures contracts during the period February 5, 2018 (commencement of investment operations) to September 30, 2018 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$5,085,530

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$16,823,871
Short futures contracts	$(3,875,502)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2019.

U.S. Equity Cumulative Dividends Fund─Series 2027

September 30, 2019 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$71,750	$-	$71,750	$-	$-	$71,750
Total	$71,750	$-	$71,750	$-	$-	$71,750

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

December 31, 2018 (Audited)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027

September 30, 2019 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$147,000	$-	$147,000	$-	$-	$147,000
Total	$147,000	$-	$147,000	$-	$-	$147,000

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(14,000)	$-	$(14,000)	$-	$14,000	$-
Total	$(14,000)	$-	$(14,000)	$-	$14,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

December 31, 2018 (Audited)

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

While neither of the Funds individually incurred professional expenses in excess of $150,000 through September 30, 2019, the Sponsor had elected to voluntarily reimburse certain expenses beginning on January 1, 2019 totaling $97,121 and $51,310 for the Dividend Fund and Ex-Dividend Fund, respectively, through May 15, 2019 when the Sponsor ceased to reimburse such expenses following the adoption of the unitary fee. The Sponsor had also elected to voluntarily reimburse certain expenses totaling $116,819 and $64,673 for the Dividend Fund and Ex-Dividend Fund, respectively from May 1, 2018 to September 30, 2018. Previously, the Sponsor had voluntarily waived a portion of its Management Fee from the Funds. Effective May 16, 2019, the Sponsor is no longer reimbursing such expenses, and is no longer waiving its Management Fee from the Funds.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

At the time the Funds commenced operations, the Sponsor entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The Reimbursement Agreement provided that the amount due to the Sponsor, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The Reimbursement Agreement, provided that the amount to be reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contained a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, it provided that should the Funds terminate prior to the full repayment of the amount due, the Sponsor agrees to forfeit the unpaid amount. Interest would not be charged on any amounts due. The Dividend Fund and Ex-Dividend Fund reimbursed the Sponsor $13,065 and $13,892, respectively, for 2018 and will reimburse the Sponsor $4,627 and $4,511, respectively, for the amount accrued from January 1, 2019 through May 15, 2019. No additional repayments/reimbursements under the Reimbursement Agreements will be paid following the Funds’ adoption of the unitary fee structure effective May 16, 2019. As a result of the adoption of the unitary fee, the remaining unpaid balances under the Reimbursement Agreement of $106,808 and $106,097, for the Dividend Fund and Ex-Dividend Fund, respectively, will not be reimbursed to the Sponsor. The Sponsor agreed to absorb these unpaid balances and wrote off both the deferred offering costs and the related payable due to the Sponsor during the second quarter of 2019.

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

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2019, deferred offering costs for each Fund were zero for both the Dividend Fund and the Ex-Dividend Fund. As of December 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividend Fund and $122,898 for the Ex-Dividend Fund.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended September 30, 2019:

Financial Highlights

Three Months Ended September 30, 2019 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$12.07	$0.03	$(0.30)	$(0.28)	$(0.33)	$(0.33)	$11.47	-2.29%	$11.48	$23,505	0.87%	0.87%	0.99%	5%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$60.22	$0.26	$1.24	$1.50	$-	$-	$61.72	2.49%	$61.48	$24,687	0.58%	0.58%	1.47%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Nine Months Ended September 30, 2019 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.11	$0.99	$1.10	$(0.95)	$(0.95)	$11.47	9.71%	$11.48	$23,505	0.82%	1.98%	1.23%	27%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.60	$11.14	$11.74	$-	$-	$61.72	23.49%	$61.48	$24,687	0.85%	1.23%	1.38%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Financial Highlights

Three Months Ended September 30, 2018 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2018	$13.20	$0.07	$0.22	$0.29	$(0.34)	$(0.34)	$13.15	2.17%	$13.28	$5,262	0.58%	6.81%	2.02%	0%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2018	$54.14	$0.05	$4.46	$4.51	$-	$-	$58.65	8.33%	$58.58	$14,661	1.56%	2.84%	0.36%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

For the Period from January 17, 2018 (inception) to September 30, 2018 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(4)	Waivers)(4)	Net Assets(4)	Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027*
2018 (3)	$13.73	$0.09	$0.12	$0.21	$(0.79)	$(0.79)	$13.15	1.55%	$13.28	$5,262	1.54%	5.74%	1.03%	5%

U.S. Equity Ex-Dividend Fund─Series 2027*
2018 (3)	$51.48	$0.13	$7.04	$7.17	$-	$-	$58.65	13.93%	$58.58	$14,661	1.38%	2.13%	0.36%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	From commencement of operations, January 17, 2018 through September 30, 2018.
(4)	Annualized

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

September 30, 2019

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

Guarantees and Indemnifications

In the normal course of business, the Funds enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. Additionally, under the Funds’ organizational documents, the Sponsor, Wilmington Trust, N.A., a national banking association and the trustee of the Trust, and their officers and affiliates are indemnified against certain liabilities arising out of the performance of their duties to the Funds. The Funds’ maximum exposure under these arrangements cannot be known, as it involves possible future claims that may or may not be made against the Funds. Based on experience, the Sponsor is of the view that the risk of loss to the Funds in connection with the Funds’ indemnification obligations is remote; however, there can be no assurance that such obligations will not result in material liabilities that adversely affect the Funds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) For the nine months ended September 30, 2019: 2 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: November 14, 2019	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: November 14, 2019	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.