Form 10-K
period 2019-12-31
Metaurus Equity Component Trust
filed 2020-03-30
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None.

As of March 5, 2020, the Registrant had 2,450,000 shares outstanding.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of, and during the period ended December 31, 2019.

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

Substantial Interests of each Fund are Held by a Small Number of Investors and Authorized Participants.

A substantial portion of the Shares of each Fund are held by a small number of investors, Beneficial Owners and Authorized Participants. Additionally, at any future time, and from time to time, a substantial portion of the Shares of either Fund may be held by one or a small number of investors, Beneficial Owners and/or Authorized Participants. In the event of substantial redemptions of Shares by one or more of these persons the Shares could be impacted adversely.

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

Natural Disaster/Epidemic Risk.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies. These circumstances may adversely impact the Funds’ performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ Underlying Indexes. These factors can cause substantial market volatility, exchange trading suspensions and closures, changes in the availability of and the margin requirements for certain instruments, and can impact the ability of the Funds to complete redemptions and otherwise affect the Funds’ performance and the Funds’ trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these could have a significant impact on the Funds’ performance, resulting in losses to your investment.

Risk that Current Assumptions and Expectations Could Become Outdated as a Result of Global Economic Shock.

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. The global economic shocks being experienced as of the date hereof may result in significant losses to your investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of shares

The Dividend Fund and the Ex-Dividend Fund commenced trading on the NYSE Arca under the symbol “IDIV” and “XDIV” respectively on February 6, 2018. The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below.

Fund	Fiscal Year 2019
U.S. Equity Cumulative Dividends Fund─Series 2027	High	Low
First Quarter	$12.50	$11.31
Second Quarter	12.52	12.00
Third Quarter	12.85	11.48
Fourth Quarter	12.82	11.38

As of December 31, 2019, IDIV had approximately 350 shareholders.

U.S. Equity Ex-Dividend Fund─Series 2027	High	Low
First Quarter	$57.52	$48.58
Second Quarter	60.42	55.41
Third Quarter	62.37	57.92
Fourth Quarter	68.38	59.58

As of December 31, 2019, XDIV had approximately 125 shareholders.

Dividend distributions

IDIV made $1.30 per share dividend distributions to shareholders during the fiscal period ended December 31, 2019. The following table sets forth, for each month, the dividend distribution per share in 2019.

Month	Dividend Distribution per Share
January 2019	$0.0525
February 2019	$0.1050
March 2019	$0.1250
April 2019	$0.0950
May 2019	$0.1250
June 2019	$0.1025
July 2019	$0.0800
August 2019	$0.1225
September 2019	$0.1225
October 2019	$0.0825
November 2019	$0.1150
December 2019	$0.1500
Total	$1.3000

XDIV has not made and does not currently intend to make dividend distributions to its shareholders.

Issuer Purchase of Shares

IDIV and XDIV do not purchase shares directly from their shareholders. In connection with their redemption of baskets held by authorized participants, IDIV redeemed 2 baskets (comprising 100,000 shares) and XDIV redeemed 0 baskets for the twelve months ended December 31, 2019.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Funds’ audited financial statements and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

U.S. Equity Cumulative Dividends Fund─Series 2027	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$24,723,360	$4,927,074
Total shareholders’ equity at end of period	24,290,529	4,526,860
Net Investment Income (loss)	159,076	35,158
Net realized and unrealized gain (loss)	1,250,229	(558,530)
Net income (loss)	1,409,305	(523,372)

U.S. Equity Ex-Dividend Fund─Series 2027	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$27,052,846	$12,811,546
Total shareholders’ equity at end of period	26,941,802	12,495,827
Net Investment Income (loss)	273,300	35,457
Net realized and unrealized gain (loss)	5,203,329	(684,742)
Net income (loss)	5,476,629	(649,285)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as expressly required by federal securities laws, none of the Trust, the Funds, the Sponsor or the Trustee are under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Metaurus Advisors LLC (“Metaurus”) is the sponsor, commodity pool operator and commodity trading advisor of each Fund. Metaurus, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 22 Hudson Place, 3rd Floor, Hoboken, NJ 07030. The main business telephone number of Metaurus is (201) 683-7979. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in each Fund by the Sponsor.

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

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Funds also maintain cash positions to fund certain fees and expenses of the Funds. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change. During the year ended December 31, 2019 and the period ended December 31, 2018, each of the funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2019	Interest Income January 17, 2018 (commencement of operations) to December 31, 2018
U.S. Equity Cumulative Dividends Fund─Series 2027	$280,311	$105,656
U.S. Equity Ex-Dividend Fund─Series 2027	424,959	226,829

Fund Performance

The following table provides summary performance information for IDIV and XDIV Fund for the year ended December 31, 2019 and the period ended December 31, 2018

U.S. Equity Cumulative Dividends Fund─Series 2027	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
NAV beginning of period	$4,526,860	$1,000
NAV end of period	$24,290,529	$4,526,860
Shares outstanding beginning of period	400,000	-
Shares outstanding end of period	2,050,000	400,000
Shares created	1,750,000	400,000
Shares redeemed	100,000	-
Dividend Distribution	1,796,625	395,000
Per share NAV beginning of period	$11.32	$13.73
Per share NAV end of period	$11.85	$11.32
Total Return Percentage	16.72%	-10.08%

U.S. Equity Ex-Dividend Fund─Series 2027
NAV beginning of period	$12,495,827	$1,000
NAV end of period	$26,941,802	$12,495,827
Shares outstanding beginning of period	250,000	-
Shares outstanding end of period	400,000	250,000
Shares created	150,000	250,000
Shares redeemed	-	-
Dividend Distribution	-	-
Per share NAV beginning of period	$49.98	$51.48
Per share NAV end of period	$67.35	$49.98
Total Return Percentage	34.75%	-2.91%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors

Item 8 Financial Statements and Supplementary Data

Statements of Operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018 for each fund and the years ended December 31, 2019 and 2018 for each fund.

U.S. Equity Cumulative Dividends Fund─Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$20,570	$22,226	$59,896	$56,385	$159,076
Net Relized and unrealized gain (loss)	386,859	59,706	(637,621)	1,441,285	1,250,229
Net Income (loss)	$407,429	$81,932	$(577,725)	$1,497,670	$1,409,305
Net Income (loss) Per share	$1.09	$0.29	$(0.28)	$0.73	$1.83

U.S. Equity Cumulative Dividends Fund─Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net Relized and unrealized gain (loss)	81,987	(125,481)	90,373	(605,409)	(558,530)
Net Income (loss)	$75,942	$(117,945)	$117,462	$(598,831)	$(523,372)
Net Income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

U.S. Equity Ex-Dividend Fund─Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$34,593	$59,600	$90,418	$88,688	$273,300
Net Relized and unrealized gain (loss)	1,828,920	702,124	506,301	2,165,985	5,203,329
Net Income (loss)	$1,863,513	$761,724	$596,719	$2,254,673	$5,476,629
Net Income (loss) Per share	$7.45	$2.78	$1.50	$5.63	$17.37

U.S. Equity Ex-Dividend Fund─Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$2,855	$15,778	$12,922	$3,902	$35,457
Net Relized and unrealized gain (loss)	(172,995)	544,594	1,113,185	(2,169,526)	(684,742)
Net Income (loss)	$(170,140)	$560,372	$1,126,107	$(2,165,624)	$(649,285)
Net Income (loss) Per share	$0.43	$2.24	$4.51	$(8.68)	$(1.50)

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

The Sponsor may at any time delegate all or a portion of its duties and responsibilities to another entity, including an affiliate of the Sponsor.

Principals of the Sponsor

The Sponsor is a wholly owned subsidiary of Metaurus LLC. Metaurus LLC has been listed as a principal of the Sponsor since April 13, 2017.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	57
Jamie Greenwald	Co-Chief Executive Officer	55
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	58
Sean A. Dillon	Senior Managing Director	52
Richard Silva, Jr.	Senior Managing Director	52
Ari Burstein	General Counsel/Chief Compliance Officer	50

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

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	57
Jamie Greenwald	Co-Chief Executive Officer	55
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	58
Sean A. Dillon	Senior Managing Director	52
Richard Silva, Jr.	Senior Managing Director	52
Ari Burstein	General Counsel/Chief Compliance Officer	50

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

Prior to May 16, 2019, the Dividend Fund paid the Sponsor a Management Fee equal to 0.58% per year of the Dividend Fund’s average daily NAV, calculated and payable monthly. The Ex-Dividend Fund paid the Sponsor a Management Fee equal to 0.29% per year of the Ex-Dividend Fund’s average daily NAV, calculated and payable monthly.

For the year ended December 31, 2019, the following represents Management Fees earned by the Sponsor:

Fund
U.S. Equity Cumulative Dividends Fund─Series 2027	$121,142
U.S. Equity Ex-Dividend Fund─Series 2027	100,254

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11, Executive Compensation” in the Annual Report of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees for services performed by independent auditors for the year ended December 31, 2019:

Year Ended December 31, 2019
Audit Fees	$40,000
Audit -Related Fees	7,500
Tax Fees	-
All Other Fees	-
Total	$47,500

Audit fees and Audit-Related Fees consist of fees paid to Cohen & Company, Ltd. for the audit of the Funds’ annual financial statements included in the Annual Report on Form 10-K for year ended December 31, 2019, and for the review of the financial statements included in each Form 10-Q.

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

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Index

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: March 30, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: March 30, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

i

PART I—FINANCIAL INFORMATION

Item 1. Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Authorized Participants and Sponsor of

Metaurus Equity Component Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of Metaurus Equity Component Trust comprising the U.S. Equity Cumulative Dividends Fund – Series 2027 and the U.S. Equity Ex-Dividend Fund – Series 2027 (the “Funds”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019, and for the period from January 17, 2018 (commencement of operations) through December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of each of the Funds as of December 31, 2019 and 2018, the results of their operations, changes in their shareholders’ equity, and their cash flows for the year ended December 31, 2019 and for the period from January 17, 2018 (commencement of operations) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on the Funds’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Funds’ auditor since 2017.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 30, 2020

1

Item 2. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

2

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	December 31, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $23,480,622 and $4,453,987, respectively)	$23,583,730	$4,495,280
Cash and Cash Equivalents	536,334	212,744
Cash pledged as collateral for Futures Contracts	518,511	70,768
Interest Receivable	48,910	9,007
Receivable from Advisor	-	15,459
Variation Margin Receivable	35,875	-
Deferred Offering Costs	-	123,816
Total Assets	$24,723,360	$4,927,074

Liabilities
Due to Advisor	18,094	124,500
Payable to Administrator	-	3,185
Variation Margin Payable	20,500	28,500
Income Distribution Payable	307,500	56,000
Other Accrued Expenses	86,737	188,029
Total Liabilities	$432,831	$400,214

Shareholders’ Equity
Authorized Participants (2,050,000 Shares and 400,000 Shares Outstanding, respectively)	$24,290,529	$4,526,860
Net Asset Value Per Share	$11.85	$11.32
Market Price Per Share	$11.88	$11.33

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedules of Investments

December 31, 2019

	Principal Amount	Value
Description
U.S. TREASURY OBLIGATIONS - 97.1%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$2,919,000	$3,834,372
2.250%, 12/31/2023 (1)	2,781,000	2,842,559
2.250%, 11/15/2024 (1)	2,911,000	2,985,258
2.250%, 11/15/2025 (1)	3,012,000	3,091,577
2.125%, 12/31/2022 (1)	2,653,000	2,692,434
2.000%, 12/31/2021 (1)	2,538,000	2,558,030
2.000%, 11/15/2026 (1)	3,111,000	3,143,951
1.750%, 12/31/2020 (1)	2,433,000	2,435,549

Total U.S. Treasury Obligations (Cost $23,480,622)		23,583,730

Total Investments - 97.1% (Cost $23,480,622)		$23,583,730

Percentages are based on net assets of $24,290,529.

A list of the open futures contracts held by the Fund at December 31, 2019, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec20	205	12/21/2020	$3,039,342	$3,116,000	$76,658
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	3,195,438	$90,346
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	3,251,813	$88,471
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	3,305,625	$86,846
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	3,346,625	$70,783
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	3,390,187	$43,783
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	3,433,750	$15,971
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	3,497,813	$13,971
Net Unrealized Appreciation (Depreciation)					$486,829

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2019 was $2,728,628 or 11.2% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 *

Schedules of Investments

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

U.S. Equity Cumulative Dividends Fund─Series 2027 †

Statements of Operations

	Year or Period Ended December 31,
	2019**	2018*

Investment Income
Interest Income	$280,311	$105,656

Expenses
Advisory Fees	121,142	23,444
Administration Fees	27,740	67,602
Professional Fees	22,642	47,500
Custody Fees	2,586	1,103
Tax Preparation Fees	39,266	97,000
Other Expenses	4,980	55,150
Total Expenses	218,356	291,799
Less Waivers/Reimbursement of:
Voluntary Waivers	(97,121)	(221,301)
Net Expenses	121,235	70,498
Net Investment Income (Loss)	159,076	35,158

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	151,039	(8,980)
Net Realized Gain (Loss) on Futures Contracts	(46,367)	6,070
Net Change in Unrealized Appreciation (Depreciation) on Investments	61,815	41,293
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	1,083,742	(596,913)
Net Realized and Unrealized Gain (Loss) on Investments	1,250,229	(558,530)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,409,305	$(523,372)

*	The Fund’s commencement of operations was January 17, 2018

**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

†	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Operations for the year ended December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 †

Statements of Changes in Shareholders’ Equity

	Year or Period Ended December 31,
	2019	2018 *
Operations:
Net Investment Income	$159,076	$35,158
Net Realized Gain (Loss) on Investments and Futures Contracts	104,672	(2,910)
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Futures Contracts	1,145,557	(555,620)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,409,305	(523,372)

Distributions to Shareholders:
Return of Capital	(1,796,625)	(395,000)
Total Distributions	(1,796,625)	(395,000)

Capital Share Transactions:
Issued	21,346,523	5,444,232
Redeemed	(1,195,534)	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	20,150,989	5,444,232

Total Increase (Decrease) in Net Assets	19,763,669	4,525,860

Net Assets:
Beginning of period	4,526,860	1,000
End of period	$24,290,529	$4,526,860

Capital Share Transactions:
Beginning of Period	400,000	-
Issued	1,750,000	400,000
Redeemed	(100,000)	-
Shares Outstanding from Capital Share Transactions	2,050,000	400,000

*	The Fund’s commencement of operations was January 17, 2018

†	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027 †

Statements of Cash Flows

	Year Ended December 31, 2019	For the period from January 17, 2018 to December 31, 2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$1,409,305	$(523,372)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(25,022,864)	(5,600,124)
Proceeds from sale of investments	6,085,113	1,141,594
Accretion of discounts and amortization of premiums	62,154	(4,437)
Net realized (gain)/loss on investments	(151,039)	8,980
Net change in unrealized (appreciation)/depreciation on investments	(61,815)	(41,293)
(Increase)/decrease in operating assets
Interest receivable	(39,903)	(9,007)
Receivable from advisor	15,459	(15,459)
Variation margin receivable	(35,875)	-
Amortization of deferred offering costs	-	684
Deferred offering costs	123,816	(124,500)
Increase/(decrease) in operating liabilities
Due to advisor	(106,406)	-
Payable to administrator	(3,185)	3,185
Variation margin payable	(8,000)	28,500
Other accrued expenses	(101,292)	188,029
Net cash provided by (used in) operating activities	(17,834,531)	(4,947,220)

Cash Flows from financing activities
Proceeds from capital share issuances	21,346,523	5,444,232
Capital share redemptions	(1,195,534)	-
Dividends and distributions to shareholders	(1,545,125)	(339,000)
Net cash provided by (used in) financing activities	18,605,864	5,105,232

Net change in cash and cash equivalents	771,333	158,012
Cash, cash equivalents and restricted cash, beginning of period	283,512	125,500
Cash, cash equivalents and restricted cash, end of period**	$1,054,845	$283,512

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$307,500	$56,000

*	The Fund’s commencement of operations was January 17, 2018

**	Agrees to the total of “Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

†	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Cash Flows for the year ended December 31, has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	December 31, 2019	December 31, 2018
Assets
Investments, at Fair Value (Cost $25,836,894 and $11,249,881, respectively)	$25,837,538	$11,248,789
Cash and Cash Equivalents	110,135	69,630
Cash pledged as collateral for Futures Contracts	1,024,173	1,218,374
Variation Margin Receivable	81,000	137,813
Receivable from Advisor	-	14,042
Deferred Offering Costs	-	122,898
Total Assets	$27,052,846	$12,811,546

Liabilities
Due to Advisor	13,037	124,500
Payable to Administrator	-	3,185
Variation Margin Payable on Open Futures Contracts	7,000	-
Other Accrued Expenses	91,007	188,034
Total Liabilities	$111,044	$315,719

Shareholders’ Equity
Authorized Participants (400,000 Shares and 250,000 Shares Outstanding, respectively)	$26,941,802	$12,495,827
Net Asset Value Per Share	$67.35	$49.98
Market Price Per Share	$67.11	$49.63

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedules of Investments

December 31, 2019

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.9%
U.S. Treasury Bills (1) (2) 1.537%, 05/28/2020	$26,000,000	$25,837,538
Total U.S. Treasury Obligations
(Cost $25,836,894)		25,837,538

Total Investments - 95.1%
(Cost $25,836,894)		$25,837,538

Percentages are based on net assets of $26,941,802.

A list of the open futures contracts held by the Fund at December 31, 2019, is as follows:

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec20	(40)	12/21/2020	$(590,254)	$(608,000)	$(17,746)
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(623,500)	(9,684)
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(634,500)	(3,496)
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(645,000)	(309)
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(653,000)	7,316
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(661,500)	12,066
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(670,000)	17,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(682,500)	19,816
S&P 500 Index Mar 20	40	03/22/2020	31,975,639	32,311,000	335,361
Net Unrealized Appreciation (Depreciation)					$360,953

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2019 was $7,254,010 or 26.9% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 *

Schedules of Investments

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

U.S. Equity Ex-Dividend Fund─Series 2027 †

Statements of Operations

	Year or Period Ended December 31,
	2019**	2018*

Investment Income
Interest Income	$424,959	$226,829

Expenses
Advisory Fees	100,254	35,024
Administration Fees	27,740	67,603
Professional Fees	21,259	47,502
Custody Fees	2,211	1,209
Tax Preparation Fees	39,248	97,000
Other Expenses	12,257	70,490
Total Expenses	202,969	318,828
Less Waivers/Reimbursement of:
Voluntary Waivers	(51,310)	(127,456)
Net Expenses	151,659	191,372
Net Investment Income	273,300	35,457

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	9,999	(235)
Net Realized Gain (Loss) on Futures Contracts	4,559,015	(411,789)
Net Change in Unrealized Appreciation (Depreciation) on Investments	1,736	(1,092)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	632,579	(271,626)
Net Realized and Unrealized Gain (Loss) on Investments	5,203,329	(684,742)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,476,629	$(649,285)

*	The Fund’s commencement of operations was January 17, 2018

**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

†	Since the Fund’s commencement of operations was January 17, 2018, the Statements of Operations for the year ended December 31, has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 †

Statements of Changes in Shareholders’ Equity

	Year or Period Ended December 31,
	2019	2018*
Operations:
Net Investment Income	$273,300	$35,457
Net Realized Gain (Loss) on Investments and Futures Contracts	4,569,014	(412,024)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	634,315	(272,718)
Net Increase (Decrease) in Net Assets Resulting from Operations	5,476,629	(649,285)

Capital Share Transactions:
Issued	8,969,346	13,144,112
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	8,969,346	13,144,112

Total Increase (Decrease) in Net Assets	14,445,975	12,494,827

Net Assets:
Beginning of period	12,495,827	1,000
End of period	$26,941,802	$12,495,827

Capital Share Transactions:
Beginning of Period	250,000	-
Issued	150,000	250,000
Shares Outstanding from Capital Share Transactions	400,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

†	Since the Fund’s commencement of operations was January 17, 2018, the Statements of Changes in Shareholders’ Equity for the year ended December 31, 2017 has not been provided. See Note 1.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027 †

Statements of Cash Flows

	Year Ended December 31, 2019	For the period from January 17, 2018 to December 31, 2018 *
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$5,476,629	$(649,285)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(78,726,861)	(54,340,433)
Proceeds from sale of investments	64,562,296	43,315,852
Accretion of discounts and amortization of premiums	(412,449)	(225,535)
Net realized (gain)/loss on investments	(9,999)	235
Net change in unrealized (appreciation)/depreciation on investments	(1,736)	1,092
(Increase)/decrease in operating assets
Variation margin receivable	56,813	(137,813)
Receivable from advisor	14,042	(14,042)
Amortization of deferred offering costs	-	1,602
Deferred offering costs	122,898	(124,500)
Increase/(decrease) in operating liabilities
Due to advisor	(111,463)	-
Payable to administrator	(3,185)	3,185
Variation margin payable	7,000	-
Other accrued expenses	(97,027)	188,034
Net cash provided by (used in) operating activities	(9,123,042)	(11,981,608)

Cash Flows from financing activities
Proceeds from capital share issuances	8,969,346	13,144,112
Net cash provided by financing activities	8,969,346	13,144,112

Net change in cash and cash equivalents	(153,696)	1,162,504
Cash, cash equivalents and restricted cash, beginning of period	1,288,004	125,500
Cash, cash equivalents and restricted cash, end of period**	$1,134,308	$1,288,004

*	The Fund’s commencement of operations was January 17, 2018

**	Agrees to the total of “Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

†	Since the Fund’s commencement of operations was January 17, 2018, the Statement of Cash Flows for the year ended December 31, 2017 has not been provided. See Note 1

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

Following is a summary of the significant accounting policies followed by the Funds:

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of investment income and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at December 31, 2019, and December 31, 2018 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

Securities for which market prices are not “readily available” are valued in accordance with Fair Value Procedures established by the Sponsor or a committee of its personnel thereof. Some of the more common reasons that may necessitate that a security be valued using Fair Value Procedures include: the security’s trading has been halted or suspended; the security has been de-listed from a national exchange; the security’s primary trading market is temporarily closed at a time when under normal conditions it would be open; the security has not been traded for an extended period of time; the security’s primary pricing source is not able or willing to provide a price; or trading of the security is subject to local government-imposed restrictions. In addition, the Funds may fair value their securities if an event that may materially affect the value of a Fund’s securities that traded outside of the United States (a “Significant Event”) has occurred between the time of the security’s last close and the time that the Fund calculates its net asset value. A Significant Event may relate to a single issuer or to an entire market sector. Events that may be Significant Events include: government actions, natural disasters, armed conflict, acts of terrorism and significant market fluctuations. If the Advisor becomes aware of a Significant Event that has occurred with respect to a security or group of securities after the closing of the exchange or market on which the security or securities principally trade, but before the time at which the Fund calculates its NAV, it may request that a valuation meeting be called. When a security is valued in accordance with the Fair Value Procedures, the Sponsor or its designees will determine the fair value after taking into consideration relevant information reasonably available to it.

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

The following table summarizes the inputs used to value the Funds’ investments at December 31, 2019 and December 31, 2018 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,583,730	$-	$23,583,730
Total Investments in Securities	$-	$23,583,730	$-	$23,583,730

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$486,829	$-	$-	$486,829
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$486,829	$-	$-	$486,829

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$4,495,280	$-	$4,495,280
Total Investments in Securities	$-	$4,495,280	$-	$4,495,280

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$4,301	$-	$-	$4,301
Unrealized Depreciation	(601,214)	-	-	(601,214)
Total Other Financial Instruments	$(596,913)	$-	$-	$(596,913)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2019

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,837,538	$-	$25,837,538
Total Investments in Securities	$-	$25,837,538	$-	$25,837,538

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$392,188	$-	$-	$392,188
Unrealized Depreciation	(31,235)	-	-	(31,235)
Total Other Financial Instruments	$360,953	$-	$-	$360,953

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2018

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$11,248,789	$-	$11,248,789
Total Investments in Securities	$-	$11,248,789	$-	$11,248,789

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$358,223	$-	$-	$358,223
Unrealized Depreciation	(629,849)	-	-	(629,849)
Total Other Financial Instruments	$(271,626)	$-	$-	$(271,626)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

At December 31, 2019 and December 31, 2018, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2019 and for the period ended December 31, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. The Funds maintain deposits with financial institutions in amounts that may, at times, exceed the insured limits under applicable law.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the year ended December 31, 2019 and the period ended December 31, 2018.

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

The Funds held futures equity contracts as of and for the year ended December 31, 2019 and the period ended December 31, 2018. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

The average volume of futures contracts for the year ended December 31, 2019 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$18,625,830

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$24,515,948
Short futures contracts	$(4,836,952)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2019 and December 31, 2018.

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$35,875	$-	$35,875	$-	$-	$35,875
Total	$35,875	$-	$35,875	$-	$-	$35,875

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(20,500)	$-	$(20,500)	$-	$20,500	$-
Total	$(20,500)	$-	$(20,500)	$-	$20,500	$-

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2018

Offsetting of Derivative Assets

Gross Amounts Not Offset in the
Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(28,500)		$(28,500)	$-	$28,500	$-
Total	$(28,500)		$(28,500)	$-	$28,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividends Fund─Series 2027

December 31, 2019

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$81,000	$-	$81,000	$-	$-	$81,000
Total	$81,000	$-	$81,000	$-	$-	$81,000

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(7,000)	$-	$(7,000)	$-	$7,000	$-
Total	$(7,000)	$-	$(7,000)	$-	$7,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividends Fund─Series 2027

December 31, 2018

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$137,813	$-	$137,813	$-	$-	$137,813
Total	$137,813	$-	$137,813	$-	$-	$137,813

Offsetting of Derivative Liabilities

Gross Amounts Not Offset in the
Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

While neither of the Funds individually incurred professional expenses in excess of $150,000 through December 31, 2019, the Sponsor had elected to voluntarily reimburse certain expenses beginning on January 1, 2019 totaling $97,121 and $51,310 for the Dividend Fund and Ex-Dividend Fund, respectively, through May 15, 2019 when the Sponsor ceased to reimburse such expenses following the adoption of the unitary fee. These reimbursements are not subject to recoupment by the Sponsor. During the period ended December 31, 2018, the Sponsor had also elected to voluntarily reimburse certain expenses totaling $221,301 and $127,456 for the Dividend Fund and Ex-Dividend Fund, respectively. Previously, the Sponsor had voluntarily waived a portion of its Management Fee from the Funds. Effective May 16, 2019, the Sponsor is no longer reimbursing such expenses, and is no longer waiving its Management Fee from the Funds.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – OFFERING AND ORGANIZATIONAL COSTS

The Sponsor paid all necessary and reasonable expenses and liabilities incurred in connection with the organization of the Funds and proposed initial public offering of the Shares. See the discussion in Note 4, above, concerning the Reimbursement Agreement concerning registration fees paid by the Sponsor to the SEC in connection with the registration of the Funds’ Shares.

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2019, deferred offering costs for each Fund were zero for both the Dividend Fund and the Ex-Dividend Fund. As of December 31, 2018, deferred offering costs for each Fund, which are included on the Statements of Financial Condition, were $123,816 for the Dividend Fund and $122,898 for the Ex-Dividend Fund.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – FINANCIAL HIGHLIGHTS

Financial Highlights

Twelve Months Ended December 31, 2019

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.13	$1.70	$1.83	$(1.30)	$(1.30)	$11.85	16.72%	$11.88	$24,291	0.84%	1.51%	1.10%	27%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.83	$16.54	$17.37	$-	$-	$67.35	34.75%	$67.04	$26,942	0.76%	1.02%	1.38%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

For the Period from January 17, 2018 (commencement of operations) to December 31, 2018

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (4)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (4)	Ratio of Net Investment Income/Loss to Average Net Assets (4)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2018 (3)	$13.73	$0.11	$(1.39)	$(1.28)	$(1.13)	$(1.13)	$11.32	-10.08%	$11.33	$4,527	1.75%	7.24%	0.86%	20%

U.S. Equity Ex-Dividend Fund─Series 2027
2018 (3)	$51.48	$0.15	$(1.65)	$(1.50)	$-	$-	$49.98	-2.91%	$49.63	$12,496	1.59%	2.65%	0.28%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	From commencement of operations, January 17, 2018 (commencement of operations) through December 31, 2018.

(4)	Annualized

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820). The new guidance includes additions and modifications to disclosures requirements for fair value measurements. For public entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management has evaluated the impact of applying this provision and determined that the early adoption of this ASU did not have a material impact on the financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance regarding the presentation of restricted cash in the statement of cash flows and will require entities to include the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statement of cash flows. The ASU has been adopted and resulted in an adjustment to beginning cash, cash equivalents and restricted cash within the Statement of Cash Flows of $70,768 and $1,218,374 for the Dividend Fund and Ex-Dividend Fund, respectively, to include cash pledged as collateral for futures contracts.

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

On May 15, 2019, the Funds filed Supplement No. 1. The NFA accepted and approved the supplement on the same day. The SEC accepted the filing on May 15, 2019, and noted it as filed on May 16, 2019.  Metaurus Advisors LLC (“Metaurus”) is the sponsor, commodity pool operator and commodity trading advisor of each Fund. Metaurus, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 22 Hudson Place, Suite 3, Hoboken, NJ 07030. The main business telephone number of Metaurus is (201) 683-7979. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in each Fund by the Sponsor.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth in Part I, above. Shareholders should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our prospectus dated April 19, 2019, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) For the year ended December 31, 2019: 2 Baskets were redeemed

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: March 30, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: March 30, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

