Form 10-Q
period 2020-03-31
Metaurus Equity Component Trust
filed 2020-05-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the Registrant had 2,450,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	March 31, 2020	December 31, 2019
Assets
Investments, at Fair Value (Cost $15,534,150 and $23,480,622, respectively)	$16,147,837	$23,583,730
Cash and Cash Equivalents	432,031	536,334
Cash pledged as collateral on Futures Contracts	1,005,762	518,511
Interest Receivable	114,011	48,910
Variation Margin Receivable	46,125	35,875
Total Assets	$17,745,766	$24,723,360

Liabilities
Due to Advisor	15,047	18,094
Variation Margin Payable	502,250	20,500
Income Distribution Payable	261,375	307,500
Other Accrued Expenses	86,737	86,737
Total Liabilities	$865,409	$432,831

Shareholders’ Equity
Authorized Participants (2,050,000 Shares and 2,050,000 Shares Outstanding, respectively)	$16,880,357	$24,290,529
Net Asset Value Per Share	$8.23	$11.85
Market Price Per Share	$8.55	$11.88

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedules of Investments

March 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.7%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$819,000	$1,160,453
2.250%, 12/31/2023 (1)	2,051,000	2,198,576
2.250%, 11/15/2024 (1)	2,211,000	2,401,612
2.250%, 11/15/2025 (1)	2,472,000	2,715,820
2.125%, 12/31/2022 (1)	2,013,000	2,115,301
2.000%, 12/31/2021 (1)	1,673,000	1,724,889
2.000%, 11/15/2026 (1)	2,636,000	2,886,523
1.750%, 12/31/2020 (1)	933,000	944,663

Total U.S. Treasury Obligations
(Cost $15,534,150)		16,147,837

Total Investments - 95.7%
(Cost $15,534,150)		$16,147,837

Percentages are based on net assets of $16,880,357.

A list of the open futures contracts held by the Fund at March 31, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec20	205	12/21/2020	$3,039,342	$2,149,938	$(889,404)
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	1,921,875	$(1,183,217)
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	2,073,063	$(1,090,279)
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	2,121,750	$(1,097,029)
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	2,306,250	$(969,592)
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	2,449,750	$(896,654)
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	2,708,562	$(709,217)
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	2,921,250	$(562,592)
Net Unrealized Appreciation (Depreciation)					$(7,397,984)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2020 was $9,896,510 or 58.6% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedules of Investments

December 31, 2019

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.1%
U.S. Treasury Notes
6.125%, 11/15/2027 (1)	$2,919,000	$3,834,372
2.250%, 12/31/2023 (1)	2,781,000	2,842,559
2.250%, 11/15/2024 (1)	2,911,000	2,985,258
2.250%, 11/15/2025 (1)	3,012,000	3,091,577
2.125%, 12/31/2022 (1)	2,653,000	2,692,434
2.000%, 12/31/2021 (1)	2,538,000	2,558,030
2.000%, 11/15/2026 (1)	3,111,000	3,143,951
1.750%, 12/31/2020 (1)	2,433,000	2,435,549

Total U.S. Treasury Obligations
(Cost$23,480,622)		23,583,730

Total Investments - 97.1%
(Cost$23,480,622)		$23,583,730

Percentages are based on net assets of $24,290,529.

A list of the open futures contracts held by the Fund at December 31, 2019, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec20	205	12/21/2020	$3,039,342	$3,116,000	$76,658
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	3,195,438	$90,346
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	3,251,813	$88,471
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	3,305,625	$86,846
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	3,346,625	$70,783
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	3,390,187	$43,783
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	3,433,750	$15,971
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	3,497,813	$13,971
Net Unrealized Appreciation (Depreciation)					$486,829

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2019 was $2,728,628 or 11.2% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020*	2019

Investment Income
Interest Income	$98,586	$26,174

Expenses
Advisory Fees	49,920	5,603
Administration Fees	-	18,493
Professional Fees	-	11,713
Custody Fees	-	214
Tax Preparation Fees	-	23,918
Other Expenses	-	12,211
Total Expenses	49,920	72,152
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(66,548)
Net Expenses	49,920	5,604
Net Investment Income (Loss)	48,666	20,570

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	643,145	3,813
Net Realized Gain (Loss) on Futures Contracts	-	(72,850)
Net Change in Unrealized Appreciation (Depreciation) on Investments	510,579	44,972
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(7,884,812)	410,924
Net Realized and Unrealized Gain (Loss) on Investments	(6,731,088)	386,859
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,682,422)	$407,429

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operations:
Net Investment Income	$48,666	$20,570
Net Realized Gain (Loss) on Investments and Futures Contracts	643,145	(69,037)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(7,374,233)	455,896
Net Increase (Decrease) in Net Assets Resulting from Operations	(6,682,422)	407,429

Distributions to Shareholders:
Return of Capital	(727,750)	(91,000)
Total Dividends and Distributions	(727,750)	(91,000)

Capital Share Transactions:
Issued	-	597,392
Redeemed	-	(1,195,534)
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	-	(598,142)

Total Increase (Decrease) in Net Assets	(7,410,172)	(281,713)

Net Assets:
Beginning of period	24,290,529	4,526,860
End of period	$16,880,357	$4,245,147

Capital Share Transactions:
Beginning of Period	2,050,000	400,000
Issued	-	50,000
Redeemed	-	(100,000)
Shares Outstanding from Capital Share Transactions	2,050,000	350,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$(6,682,422)	$407,429
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(4,969,469)	(598,423)
Proceeds from sale of investments	13,520,521	965,597
Accretion of discounts and amortization of premiums	38,565	(1,987)
Net realized (gain)/loss on investments	(643,145)	(3,813)
Net change in unrealized appreciation on investments	(510,579)	(44,972)
(Increase)/decrease in operating assets
Interest receivable	(65,101)	(23,874)
Receivable from advisor	-	950
Variation margin receivable on open futures contracts	(10,250)	(9,188)
Deferred offering costs	-	(86)
Increase/(decrease) in operating liabilities
Payable to administrator	-	(3,185)
Due to advisor	(3,047)	-
Variation margin payable on open futures contracts	481,750	(22,375)
Other accrued expenses	-	46,903
Net cash provided by (used in) operating activities	1,156,823	712,976

Cash Flows from financing activities
Proceeds from capital share issuances	-	597,392
Capital share redemptions	-	(1,195,534)
Dividends and distributions to shareholders	(773,875)	(103,250)
Net cash provided by (used in) financing activities	(773,875)	(701,392)

Net change in cash and cash equivalents	382,948	11,584
Cash, cash equivalents and restricted cash, beginning of period	1,054,845	283,512
Cash, cash equivalents and restricted cash, end of period	$1,437,793 *	$295,096

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$261,375	$43,750

*	Agrees to the total of “Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	March 31, 2020	December 31, 2019
Assets
Investments, at Fair Value (Cost $9,384,879 and $25,836,894, respectively)	$9,398,471	$25,837,538
Cash and Cash Equivalents	163,750	110,135
Cash pledged as collateral on Futures Contracts	12,966,439	1,024,173
Variation Margin Receivable	98,000	81,000
Total Assets	$22,626,660	$27,052,846

Liabilities
Due to Advisor	10,922	13,037
Variation Margin Payable on Open Futures Contracts	424,000	7,000
Other Accrued Expenses	91,007	91,007
Total Liabilities	$525,929	$111,044

Shareholders’ Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$22,100,731	$26,941,802
Net Asset Value Per Share	$55.25	$67.35
Market Price Per Share	$55.31	$67.11

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedules of Investments

March 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 42.5%
U.S. Treasury Bills (1) (2)
1.537%, 05/28/2020	$9,400,000	$9,398,471
Total U.S. Treasury Obligations
(Cost $9,384,879)		9,398,471

Total Investments - 42.5%
(Cost $9,384,879)		$9,398,471

Percentages are based on net assets of $22,100,731.

A list of the open futures contracts held by the Fund at March 31, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec20	(40)	12/21/2020	$(590,254)	$(419,500)	$170,754
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(375,000)	238,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(404,500)	226,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(414,000)	230,691
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(450,000)	210,316
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(478,000)	195,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(528,500)	159,129
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(570,000)	132,316
E-mini S&P 500 Index Jun 20	200	06/22/2020	27,283,208	25,697,000	(1,586,208)
Net Unrealized Appreciation (Depreciation)					$(22,116)

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2020 was $6,299,370 or 28.5% of net assets.

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

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020*	2019

Investment Income
Interest Income	$89,478	$79,488

Expenses
Advisory Fees	37,064	9,751
Administration Fees	-	18,493
Professional Fees	-	11,716
Custody Fees	-	267
Tax Preparation Fees	-	23,918
Other Expenses	-	15,891
Total Expenses	37,064	80,036
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(35,141)
Net Expenses	37,064	44,895
Net Investment Income	52,414	34,593

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	49,983	(370)
Net Realized Gain (Loss) on Futures Contracts	(4,573,348)	1,117,012
Net Change in Unrealized Appreciation (Depreciation) on Investments	12,948	3,528
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(383,068)	708,750
Net Realized and Unrealized Gain (Loss) on Investments	(4,893,485)	1,828,920
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,841,071)	$1,863,513

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operations:
Net Investment Income	$52,414	$34,593
Net Realized Gain (Loss) on Investments and Futures Contracts	(4,523,365)	1,116,642
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(370,120)	712,278
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,841,071)	1,863,513

Capital Share Transactions:
Issued	-	-
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	-

Total Increase (Decrease) in Net Assets	(4,841,071)	1,863,513

Net Assets
Beginning of period	26,941,802	12,495,827
End of period	$22,100,731	$14,359,340

Capital Share Transactions:
Beginning of Period	400,000	250,000
Issued	-	-
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	400,000	250,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$(4,841,071)	$1,863,513
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(6,982,696)	(15,478,981)
Proceeds from sale of investments	23,574,137	13,056,455
Accretion of discounts and amortization of premiums	(89,443)	(75,762)
Net realized (gain)/loss on investments	(49,983)	370
Net change in unrealized (appreciation)/depreciation on investments	(12,948)	(3,528)
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	(17,000)	28,438
Receivable from advisor	-	8,620
Increase/(decrease) in operating liabilities
Due to advisor	(2,115)	-
Payable to administrator	-	(3,185)
Variation margin payable on open futures contracts	417,000	6,562
Other accrued expenses	-	53,973
Net cash provided by (used in) operating activities	11,995,881	(543,525)

Cash Flows from financing activities
Proceeds from capital share issuances	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	11,995,881	(543,525)
Cash, cash equivalents and restricted cash, beginning of period	1,134,308	1,288,004
Cash, cash equivalents and restricted cash, end of period	$13,130,189 *	$744,479

*	Agrees to the total of “Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

March 31, 2020

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at March 31, 2020 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

March 31, 2020

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

The following table summarizes the inputs used to value the Funds’ investments at March 31, 2020 and December 31, 2019 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

March 31, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$16,147,837	$-	$16,147,837
Total Investments in Securities	$-	$16,147,837	$-	$16,147,837

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(7,397,984)	-	-	(7,397,984)
Total Other Financial Instruments	$(7,397,984)	$-	$-	$(7,397,984)

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,583,730	$-	$23,583,730
Total Investments in Securities	$-	$23,583,730	$-	$23,583,730

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$486,829	$-	$-	$486,829
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$486,829	$-	$-	$486,829

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

U.S. Equity Ex-Dividend Fund─Series 2027

March 31, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$9,398,471	$-	$9,398,471
Total Investments in Securities	$-	$9,398,471	$-	$9,398,471

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,564,092	$-	$-	$1,564,092
Unrealized Depreciation	(1,586,208)	-	-	(1,586,208)
Total Other Financial Instruments	$(22,116)	$-	$-	$(22,116)

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,837,538	$-	$25,837,538
Total Investments in Securities	$-	$25,837,538	$-	$25,837,538

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$392,188	$-	$-	$392,188
Unrealized Depreciation	(31,235)	-	-	(31,235)
Total Other Financial Instruments	$360,953	$-	$-	$360,953

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

At March 31, 2020 and December 31, 2019, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2019 and for the three months ended March 31, 2020, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended March 31, 2020 nor as of and during the period ended March 31, 2019.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

The Funds held futures equity contracts as of and for the three-month period ended March 31, 2020 and as of and for the period ended December 31, 2019. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the three-month period ended March 31, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$26,050,421

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$30,411,496
Short futures contracts	$(5,203,594)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2020 and December 31, 2019.

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019 (Audited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$46,125	$-	$46,125	$-	$-	$46,125
Total	$46,125	$-	$46,125	$-	$-	$46,125

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(502,250)	$-	$(502,250)	$-	$502,250	$-
Total	$(502,250)	$-	$(502,250)	$-	$502,250	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

December 31, 2019 (Audited)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027

March 31, 2020 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$98,000	$-	$98,000	$-	$-	$98,000
Total	$98,000	$-	$98,000	$-	$-	$98,000

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(424,000)	$-	$(424,000)	$-	$424,000	$-
Total	$(424,000)	$-	$(424,000)	$-	$424,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

December 31, 2019 (Audited)

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

March 31, 2020

(unaudited)

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

At the time the Funds commenced operations, the Sponsor entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The Reimbursement Agreement provided that the amount due to the Sponsor, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The Reimbursement Agreement, provided that the amount to be reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contained a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, it provided that should the Funds terminate prior to the full repayment of the amount due, the Sponsor agrees to forfeit the unpaid amount. Interest would not be charged on any amounts due. The Dividend Fund and Ex-Dividend Fund reimbursed the Sponsor $4,627 and $4,511, respectively, for the amount accrued from January 1, 2019 through May 15, 2019 on May 4, 2020. No additional repayments/reimbursements under the Reimbursement Agreements will be paid following the Funds’ adoption of the unitary fee structure effective May 16, 2019. As a result of the adoption of the unitary fee, the remaining unpaid balances under the Reimbursement Agreement of $106,808 and $106,097, for the Dividend Fund and Ex-Dividend Fund, respectively, will not be reimbursed to the Sponsor. The Sponsor agreed to absorb these unpaid balances and wrote off both the deferred offering costs and the related payable due to the Sponsor during the second quarter of 2019.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

NOTE 5 – OFFERING AND ORGANIZATIONAL COSTS

The Sponsor paid all necessary and reasonable expenses and liabilities incurred in connection with the organization of the Funds and proposed initial public offering of the Shares. For additional information concerning the Reimbursement Agreement, see the Prospectus and the discussion in Note 4, above.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended March 31, 2020:

Financial Highlights

Three Months Ended March 31, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$11.85	$0.02	$(3.28)	$(3.26)	$(0.36)	$(0.36)	$8.23	(28.12)%	$8.55	$16,880	0.87%	0.87%	0.85%	23%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.35	$0.13	$(12.23)	$(12.10)	$-	$-	$55.25	(17.97)%	$55.31	$22,101	0.58%	0.58%	0.82%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

Three Months Ended March 31, 2019 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.06	$1.03	$1.09	$(0.28)	$(0.28)	$12.13	9.67%	$12.16	$4,245	0.59%	7.55%	2.15%	14%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.14	$7.31	$7.45	$-	$-	$57.44	14.91%	$57.33	$14,358	1.35%	2.41%	1.04%	0%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

NOTE 8 – RISK

Principal Risks

A shareholder of the Funds is subject to the risk that his or her investment could lose money. The Funds are subject to the principal risks noted below, any of which may adversely affect a Fund’s NAV, trading price, yield, total return and ability to meet its investment objective. A more complete description of principal risks is included in the Prospectus under the heading “Principal Risks”, and in Supplement No. 2 under the heading “Risk Factors.” This could result in the Funds’ underperformance compared to other funds with similar investment objectives.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance regarding the presentation of restricted cash in the statement of cash flows and will require entities to include the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statement of cash flows. The ASU has been adopted.

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

On May 1, 2020, the Funds filed a supplement with the SEC and the NFA (Prospectus Supplement No. 2 (“Supplement No. 2”) to the Prospectus. The NFA accepted and approved Supplement No. 2, and the SEC accepted the filing, on May 1, 2020.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth in Note 8, above. Shareholders should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our Prospectus dated April 19, 2019, and in Supplement No. 2 under the heading “Risk Factors”, any of which could materially affect our business, financial condition or future results. The risks described in the Prospectus and Supplement No. 2 are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the three months ended March 31, 2020: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: May 14, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer

Date: May 14, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.