Form 10-K/A
period 2019-12-31
Metaurus Equity Component Trust
filed 2020-08-12
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☒

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

As of March 5, 2020, the Registrant had 2,450,000 shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Metaurus Equity Component Trust (the “Trust”)’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2020, and is being filed to correct the mistaken omission of disclosure of management’s report of its internal controls over financial reporting in Item 9A, which management initially believed was addressed in the first paragraph of Item 9A. Although management performed the underlying assessment of these internal controls as required, adequate reference to it was not included in the original Form 10-K. We do not believe that this unintentionally incomplete disclosure had any impact on our assessment of Disclosure Controls and Procedures as of December 31, 2019. In addition, due to an administrative error, the original Form 10-K contained two tables designated as tables of contents and certain duplicative disclosures. These have been addressed, incorporated and removed as appropriate.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of the Form 10-K in this Amendment. However, there have been no changes to the text other than the changes stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Co-Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

Item 1A. Risk Factors

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ financial statements and the related notes, and the factors discussed beginning Page 12 “Risk Factors” in our prospectus dated April 19, 2019, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Not applicable.

Item 3. Legal Proceedings

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors.

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulations S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulations S-K is set forth below in this Item 8.

U.S. Equity Cumulative Dividends Fund─Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$20,570	$22,226	$59,896	$56,385	$159,076
Net Realized and unrealized gain (loss)	386,859	59,706	(637,621)	1,441,285	1,250,229
Net Income (loss)	$407,429	$81,932	$(577,725)	$1,497,670	$1,409,305
Net Income (loss) Per share	$1.09	$0.29	$(0.28)	$0.73	$1.83

U.S. Equity Cumulative Dividends Fund─Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net Realized and unrealized gain (loss)	81,987	(125,481)	90,373	(605,409)	(558,530)
Net Income (loss)	$75,942	$(117,945)	$117,462	$(598,831)	$(523,372)
Net Income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

U.S. Equity Ex-Dividend Fund─Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$34,593	$59,600	$90,418	$88,688	$273,300
Net Realized and unrealized gain (loss)	1,828,920	702,124	506,301	2,165,985	5,203,329
Net Income (loss)	$1,863,513	$761,724	$596,719	$2,254,673	$5,476,629
Net Income (loss) Per share	$7.45	$2.78	$1.50	$5.63	$17.37

U.S. Equity Ex-Dividend Fund─Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$2,855	$15,778	$12,922	$3,902	$35,457
Net Realized and unrealized gain (loss)	(172,995)	544,594	1,113,185	(2,169,526)	(684,742)
Net Income (loss)	$(170,140)	$560,372	$1,126,107	$(2,165,624)	$(649,285)
Net Income (loss) Per share	$0.43	$2.24	$4.51	$(8.68)	$(1.50)

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

Management’s Annual Report on Internal Control over Financial Reporting

The duly authorized officers of the Sponsor are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and15d-15(f) promulgated under the Exchange Act. The Trust’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the preparation of this annual report, our duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, our duly authorized officers of the Sponsor used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on that assessment, the Sponsor believes that, as of December 31, 2019, the Trust’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the period ended that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other information

Not applicable.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Financial Statements on beginning Page F-1 of this report.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included herein.

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

Item 16. Form 10-K Summary

None.

Financial Statements as of December 31, 2019

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 11, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.