Form 10-Q
period 2020-06-30
Metaurus Equity Component Trust
filed 2020-08-13
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the Registrant had 2,450,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at Fair Value (Cost $18,272,600 and $23,480,622, respectively)	$18,427,314	$23,583,730
Cash and Cash Equivalents	575,914	536,334
Cash pledged as collateral on Futures Contracts	313,774	518,511
Interest Receivable	27,962	48,910
Variation Margin Receivable	158,875	35,875
Total Assets	$19,503,839	$24,723,360

Liabilities
Due to Advisor	13,636	18,094
Variation Margin Payable	-	20,500
Income Distribution Payable	312,625	307,500
Other Accrued Expenses	68,580	86,737
Total Liabilities	$394,841	$432,831

Shareholders’ Equity
Authorized Participants (2,050,000 Shares and 2,050,000 Shares Outstanding, respectively)	$19,108,998	$24,290,529
Net Asset Value Per Share	$9.32	$11.85
Market Price Per Share	$9.73	$11.88

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments (Unaudited)

June 30, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.4%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$2,620,000	$2,951,236
2.250%, 12/31/2023 (1)	2,246,000	2,407,168
2.250%, 11/15/2024 (1)	2,346,000	2,551,000
2.250%, 11/15/2025 (1)	2,417,000	2,663,562
2.125%, 12/31/2022 (1)	2,133,000	2,237,109
2.000%, 12/31/2021 (1)	1,973,000	2,027,373
2.000%, 11/15/2026 (1)	2,481,000	2,725,029
1.750%, 12/31/2020 (1)	858,000	864,837

Total U.S. Treasury Obligations
(Cost $18,272,600)		18,427,314

Total Investments - 96.4%
(Cost $18,272,600)		$18,427,314

Percentages are based on net assets of $19,108,998.

A list of the open futures contracts held by the Fund at June 30, 2020, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec20	205	12/21/2020	$3,039,342	2,849,500	$(189,842)
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	2,588,125	$(516,967)
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	2,598,375	$(564,967)
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	2,608,625	$(610,154)
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	2,654,750	$(621,092)
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	2,667,563	$(678,842)
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	2,747,000	$(670,779)
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	2,793,125	$(690,717)
Net Unrealized Appreciation (Depreciation)					$(4,543,360)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2020 was $11,124,992 or 58.2% of net assets.

See accompanying notes to unaudited Financial Statements.

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

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*

Investment Income
Interest Income	$33,596	$32,187	$132,182	$58,361

Expenses
Advisory Fees	40,441	9,870	90,361	15,473
Administration Fees	-	9,247	-	27,740
Professional Fees	-	2,157	-	13,870
Custody Fees	-	285	-	499
Tax Preparation Fees	-	12,372	-	36,290
Other Expenses	-	6,603	-	18,814
Total Expenses	40,441	40,534	90,361	112,686
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(30,573)	-	(97,121)
Net Expenses	40,441	9,961	90,361	15,565
Net Investment Income (Loss)	(6,845)	22,226	41,821	42,796

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	536,833	19,484	1,179,977	23,297
Net Realized Gain (Loss) on Futures Contracts	-	-	-	(72,850)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(458,972)	47,290	51,607	92,262
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	2,854,625	(7,068)	(5,030,187)	403,856
Net Realized and Unrealized Gain (Loss) on Investments	2,932,486	59,706	(3,798,603)	446,565
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,925,641	$81,932	$(3,756,782)	$489,361

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operations:
Net Investment Income	$41,821	$42,796
Net Realized Gain (Loss) on Investments and Futures Contracts	1,179,977	(49,553)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(4,978,580)	496,118
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,756,781)	489,361

Distributions to Shareholders:
Return of Capital	(1,424,750)	(418,000)
Total Distributions	(1,424,750)	(418,000)

Capital Share Transactions:
Issued	-	20,739,281
Redeemed	-	(1,195,534)
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	-	19,543,747

Total Increase (Decrease) in Net Assets	(5,181,531)	19,615,108

Net Assets:
Beginning of period	24,290,529	4,526,860
End of period	$19,108,998	$24,141,968

Capital Share Transactions:
Beginning of Period	2,050,000	400,000
Issued	-	1,700,000
Redeemed	-	(100,000)
Shares Outstanding from Capital Share Transactions	2,050,000	2,000,000

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$(3,756,782)	$489,361
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(17,323,425)	(21,723,072)
Proceeds from sale of investments	23,621,014	2,754,692
Accretion of discounts and amortization of premiums	90,412	(2,622)
Net realized (gain)/loss on investments	(1,179,977)	(23,297)
Net change in unrealized (appreciation)/depreciation on investments	(51,607)	(92,262)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	-	(146,119)
Interest receivable	20,948	(147,259)
Receivable from advisor	-	15,459
Variation margin receivable on open futures contracts	(123,000)	(65,000)
Deferred offering costs	-	21,234
Increase/(decrease) in operating liabilities
Due to advisor	(4,458)	(12,080)
Payable to administrator	-	(3,185)
Payable to Transfer Agent	-	1,445
Payable to Trustees	-	13,293
Payable for Professional Fees	-	58,737
Variation margin payable on open futures contracts	(20,500)	(28,500)
Other accrued expenses	(18,157)	(177,208)
Net cash provided by (used in) operating activities	1,254,468	(19,066,383)

Cash Flows from financing activities
Proceeds from capital share issuances	-	20,739,281
Capital share redemptions	-	(1,195,534)
Distributions to shareholders	(1,419,625)	(224,000)
Net cash provided by (used in) financing activities	(1,419,625)	19,319,747

Net change in cash and cash equivalents	(165,157)	253,364
Cash, cash equivalents and restricted cash, beginning of period	1,054,845	212,744
Cash, cash equivalents and restricted cash, end of period	$889,688*	$466,108

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$312,625	$250,000

*	Agrees to the total of Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at Fair Value (Cost $25,784,838 and $25,836,894, respectively)	$25,785,222	$25,837,538
Cash and Cash Equivalents	609,545	110,135
Cash pledged as collateral on Futures Contracts	611,692	1,024,173
Variation Margin Receivable	425,000	81,000
Total Assets	$27,431,459	$27,052,846

Liabilities
Payable for Securities Purchased	499,721	-
Due to Advisor	12,745	13,037
Variation Margin Payable on Open Futures Contracts	31,000	7,000
Other Accrued Expenses	67,120	91,007
Total Liabilities	$610,586	$111,044

Shareholders’ Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$26,820,873	$26,941,802
Net Asset Value Per Share	$67.05	$67.35
Market Price Per Share	$66.86	$67.11

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments (Unaudited)

June 30, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.1%
U.S. Treasury Bills (1) (2)
0.145%, 11/19/2020	$25,800,000	$25,785,222
Total U.S. Treasury Obligations
(Cost $25,784,838)		25,785,222

Total Investments - 96.1%
(Cost $25,784,838)		$25,785,222

Percentages are based on net assets of $26,820,873.

A list of the open futures contracts held by the Fund at June 30, 2020, is as follows:

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec20	(40)	12/21/2020	$(590,254)	$(556,000)	$34,254
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(505,000)	108,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(507,000)	124,004
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(509,000)	135,691
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(518,000)	142,316
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(520,500)	153,066
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(536,000)	151,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(545,000)	157,316
E-mini S&P 500 Index Sep 20	200	09/21/2020	30,623,708	30,902,000	278,292
Net Unrealized Appreciation (Depreciation)					$1,285,384

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2020 was $19,888,060 or 74.2% of net assets.

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments

December 31, 2019

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.9%
U.S. Treasury Bills (1) (2)
1.537%, 05/28/2020	$26,000,000	$25,837,538
Total U.S. Treasury Obligations
(Cost $25,836,894)		25,837,538

Total Investments - 95.9%
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

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*

Investment Income
Interest Income	$15,072	$93,227	$104,549	$172,715

Expenses
Advisory Fees	36,264	17,366	73,328	27,117
Administration Fees	-	9,247	-	27,740
Professional Fees	-	2,154	-	13,870
Custody Fees	-	217	-	484
Tax Preparation Fees	-	12,369	-	36,287
Other Expenses	-	8,443	-	24,334
Total Expenses	36,264	49,796	73,328	129,832
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(16,169)	-	(51,310)
Net Expenses	36,264	33,627	73,328	78,522
Net Investment Income	(21,192)	59,600	31,221	94,193

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(41)	7,759	49,941	7,389
Net Realized Gain (Loss) on Futures Contracts	3,447,084	642,959	(1,126,264)	1,759,971
Net Change in Unrealized Appreciation (Depreciation) on Investments	(13,208)	1,872	(260)	5,400
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	1,307,500	49,534	924,432	758,284
Net Realized and Unrealized Gain (Loss) on Investments	4,741,335	702,124	(152,151)	2,531,044
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,720,143	$761,724	$(120,930)	$2,625,237

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operations:
Net Investment Income	$31,222	$94,193
Net Realized Gain (Loss) on Investments and Futures Contracts	(1,076,323)	1,767,360
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	924,172	763,684
Net Increase (Decrease) in Net Assets Resulting from Operations	(120,929)	2,625,237

Capital Share Transactions:
Issued	-	8,968,870
Redeemed	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	-	8,968,870

Total Increase (Decrease) in Net Assets	(120,929)	11,594,107

Net Assets:
Beginning of period	26,941,802	12,495,827
End of period	$26,820,873	$24,089,934

Capital Share Transactions:
Beginning of Period	400,000	250,000
Issued	-	150,000
Shares Outstanding from Capital Share Transactions	400,000	400,000

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$(120,930)	$2,625,237
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(35,761,942)	(48,772,934)
Proceeds from sale of investments	35,971,964	36,901,929
Accretion of discounts and amortization of premiums	(108,024)	(166,412)
Net realized (gain)/loss on investments	(49,941)	(7,389)
Net change in unrealized (appreciation)/depreciation on investments	260	(5,400)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	-	602,076
Variation margin receivable on open futures contracts	(344,000)	4,813
Receivable from advisor	-	14,042
Deferred offering costs	-	19,259
Increase/(decrease) in operating liabilities
Due to advisor	(292)	(7,921)
Payable for securities purchased	499,721	-
Payable to administrator	-	(3,185)
Payable to Transfer Agent	-	1,420
Payable to Trustees	-	13,293
Payable for Professional Fees	-	58,747
Variation margin payable on open futures contracts	24,000	13,000
Other accrued expenses	(23,887)	(172,735)
Net cash provided by (used in) operating activities	86,929	(8,882,160)

Cash Flows from financing activities
Proceeds from capital share issuances	-	8,968,870
Net cash provided by financing activities	-	8,968,870
Net change in cash and cash equivalents	86,929	86,710
Cash, cash equivalents and restricted cash, beginning of period	1,134,308	69,630
Cash, cash equivalents and restricted cash, end of period	$1,221,237 *	$156,340

*	Agrees to the total of “Cash and Cash equivalents” and “Cash pledged as collateral for futures contracts” balances on the Statements of Financial Condition.

See accompanying notes to unaudited Financial Statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

Individual Shares of the ETFs may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETFs. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETFs. Shares of the ETFs are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the ETFs’ current Prospectus and the prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAVs of the ETFs.

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

June 30, 2020

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at June 30, 2020 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

Final Net Asset Value for Fiscal Period

The NAV per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAVs of the ETFs are determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca on each Business Day. Each Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. SEI Investments Global Fund Services, Inc., the administrator of the ETFs, is responsible for calculating the NAVs.

Fair Value of Financial Instruments

Security Valuation — The Funds value investments and financial instruments at fair value. Securities listed on a securities exchange, market or automated quotation system for which quotations are readily available (except for securities traded on NASDAQ), including securities traded over the counter, are valued at the last quoted sale price on the primary exchange or market (foreign or domestic) on which they are traded (or at approximately 4:00 pm Eastern Time if a security’s primary exchange is normally open at that time), or, in the case of the futures contracts held by the Funds, at the daily settlement price published by the Chicago Mercantile Exchange for such futures contracts. For securities traded on NASDAQ, the NASDAQ Official Closing Price will be used.

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

June 30, 2020

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

The following table summarizes the inputs used to value the Funds’ investments at June 30, 2020 and December 31, 2019 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

June 30, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,427,314	$-	$18,427,314
Total Investments in Securities	$-	$18,427,314	$-	$18,427,314

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(4,543,360)	-	-	(4,543,360)
Total Other Financial Instruments	$(4,543,360)	$-	$-	$(4,543,360)

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,583,730	$-	$23,583,730
Total Investments in Securities	$-	$23,583,730	$-	$23,583,730

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$486,829	$-	$-	$486,829
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$486,829	$-	$-	$486,829

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

U.S. Equity Ex-Dividend Fund─Series 2027

June 30, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,785,222	$-	$25,785,222
Total Investments in Securities	$-	$25,785,222	$-	$25,785,222

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,285,384	$-	$-	$1,285,384
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,285,384	$-	$-	$1,285,384

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,837,538	$-	$25,837,538
Total Investments in Securities	$-	$25,837,538	$-	$25,837,538

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$392,188	$-	$-	$392,188
Unrealized Depreciation	(31,235)	-	-	(31,235)
Total Other Financial Instruments	$360,953	$-	$-	$360,953

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

June 30, 2020

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

At June 30, 2020 and December 31, 2019, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2019 and for the six months ended June 30, 2020, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

The Ex-Dividend Fund does not anticipate making periodic distributions.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended June 30, 2020 nor as of and during the period ended June 30, 2019.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

The Funds held futures equity contracts as of and for the six-month period ended June 30, 2020 and as of and for the year ended December 31, 2019. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the six-month period ended June 30, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$26,050,421

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$29,404,102
Short futures contracts	$(5,203,594)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2020 and December 31, 2019.

U.S. Equity Cumulative Dividends Fund─Series 2027

June 30, 2020 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Futures Contracts	$158,875	$-	$158,875	$-	$-	$158,875
Total	$158,875	$-	$158,875	$-	$-	$158,875

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

December 31, 2019 (Audited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Assets
Futures Contracts	$35,875	$-	$35,875	$-	$-	$35,875
Total	$35,875	$-	$35,875	$-	$-	$35,875

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(20,500)		$(20,500)	$-	$20,500	$-
Total	$(20,500)		$(20,500)	$-	$20,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

U.S. Equity Ex-Dividends Fund─Series 2027

June 30, 2020 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Assets
Futures Contracts	$425,000	$-	$425,000	$-	$-	$425,000
Total	$425,000	$-	$425,000	$-	$-	$425,000

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(31,000)	$-	$(31,000)	$-	$31,000	$-
Total	$(31,000)	$-	$(31,000)	$-	$31,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

December 31, 2019 (Audited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Assets
Futures Contracts	$81,000	$-	$81,000	$-	$-	$81,000
Total	$81,000	$-	$81,000	$-	$-	$81,000

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(7,000)	$-	$(7,000)	$-	$7,000	$-
Total	$(7,000)	$-	$(7,000)	$-	$7,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

June 30, 2020

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

NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS

The Funds issue and redeem Shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Funds’ Prospectus and the prospectus supplements thereto. Each Fund intends to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Funds may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended June 30, 2020:

Financial Highlights

Three Months Ended June 30, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized							Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	Distributions		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	from Net	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$8.23	$(0.00)	$1.43	$1.43	$(0.34)	$(0.34)	$9.32	17.50%	$9.73	$19,109	0.87%	0.87%	-0.15%	57%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$55.25	$(0.05)	$11.85	$11.80	$-	$-	$67.05	21.36%	$66.86	$26,821	0.58%	0.58%	-0.34%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Six Months Ended June 30, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized							Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	Distributions		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	from Net	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$11.85	$0.02	$(1.86)	$(1.84)	$(0.70)	$(0.70)	$9.32	-15.54%	$9.73	$19,109	0.87%	0.87%	0.40%	84%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.35	$0.08	$(0.38)	$(0.30)	$-	$-	$67.05	-0.45%	$66.86	$26,281	0.58%	0.58%	0.25%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Three Months Ended June 30, 2019 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$12.13	$0.05	$0.23	$0.29	$(0.35)	$(0.35)	$12.07	2.38%	$12.29	$24,142	0.76%	3.10%	1.70%	10%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$57.44	$0.35	$2.43	$2.78	$-	$-	$60.22	4.86%	$60.06	$24,090	0.86%	1.28%	1.53%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Six Months Ended June 30, 2019 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized							Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	Distributions		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	from Net	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.11	$1.27	$1.38	$(0.63)	$(0.63)	$12.07	12.28%	$12.29	$24,142	0.68%	4.95%	1.88%	27%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.36	$9.88	$10.24	$-	$-	$60.22	20.50%	$60.06	$24,090	1.08%	1.79%	1.30%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

NOTE 7 – RISK

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

June 30, 2020

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

June 30, 2020

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

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

Each Fund continuously offers and redeems its Shares in blocks of Shares as set forth in the Prospectus and the prospectus supplements thereto (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

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

See Note 7 – RISK, above.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth in Note 7, above. Shareholders should carefully consider the factors discussed beginning Page 12 “Risk Factors” in our Prospectus dated April 19, 2019, and in Supplement No. 2 under the heading “Risk Factors”, any of which could materially affect our business, financial condition or future results. The risks described in the Prospectus and Supplement No. 2 are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the six months ended June 30, 2020: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 13, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.