Form 10-Q
period 2020-09-30
Metaurus Equity Component Trust
filed 2020-11-13
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the Registrant had 2,450,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at Fair Value (Cost $18,303,926 and $23,480,622, respectively)	$18,455,382	$23,583,730
Cash and Cash Equivalents	245,030	536,334
Cash Pledged as Collateral on Futures Contracts	297,383	518,511
Interest Receivable	121,010	48,910
Variation Margin Receivable on Open Futures Contracts	35,875	35,875
Total Assets	$19,154,680	$24,723,360

Liabilities
Due to Advisor	13,590	18,094
Variation Margin Payable on Open Futures Contracts	17,937	20,500
Income Distribution Payable	215,250	307,500
Other Accrued Expenses	-	86,737
Total Liabilities	$246,777	$432,831

Shareholders' Equity
Authorized Participants (2,050,000 Shares and 2,050,000 Shares Outstanding, respectively)	$18,907,903	$24,290,529
Net Asset Value Per Share	$9.22	$11.85
Market Price Per Share	$9.52	$11.88

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedule of Investments (Unaudited)

September 30, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.6%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$2,650,000	$2,979,490
2.250%, 12/31/2023 (1)	2,241,000	2,392,005
2.250%, 11/15/2024 (1)	2,441,000	2,643,908
2.250%, 11/15/2025 (1)	2,507,000	2,755,839
2.125%, 12/31/2022 (1)	2,113,000	2,207,177
2.000%, 12/31/2021 (1)	2,053,000	2,100,516
2.000%, 11/15/2026 (1)	2,611,000	2,866,388
1.750%, 12/31/2020 (1)	508,000	510,059

Total U.S. Treasury Obligations
(Cost $18,303,926)		18,455,382

Total Investments - 97.6%
(Cost $18,303,926)		$18,455,382

Percentages are based on net assets of $18,907,903

A list of the open futures contracts held by the Fund at September 30, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long (Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec20	205	12/21/2020	$3,039,342	$2,944,313	$(95,029)
S&P 500 Annl Div Dec21	205	12/20/2021	3,105,092	2,667,563	$(437,529)
S&P 500 Annl Div Dec22	205	12/19/2022	3,163,342	2,662,438	$(500,904)
S&P 500 Annl Div Dec23	205	12/18/2023	3,218,779	2,680,375	$(538,404)
S&P 500 Annl Div Dec24	205	12/23/2024	3,275,842	2,729,063	$(546,779)
S&P 500 Annl Div Dec25	205	12/22/2025	3,346,404	2,726,500	$(619,904)
S&P 500 Annl Div Dec26	205	12/21/2026	3,417,779	2,744,438	$(673,341)
S&P 500 Annl Div Dec27	205	12/20/2027	3,483,842	2,800,813	$(683,029)

Net Unrealized Appreciation (Depreciation)					$(4,094,919)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended September 30, 2020 was $11,091,736 or 58.7% of net assets.

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

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*

Investment Income
Interest Income	$19,825	$112,747	$152,007	$171,108

Expenses
Advisory Fees	41,951	52,851	132,312	68,324
Administration Fees	-	-	-	27,740
Professional Fees	-	-	-	13,870
Custody Fees	-	-	-	499
Tax Preparation Fees	-	-	-	36,290
Other Expenses	-	-	-	18,814
Total Expenses	41,951	52,851	132,312	165,537
Less Waivers/Reimbursement of:
Voluntary Waivers	-	-	-	(97,121)
Net Expenses	41,951	52,851	132,312	68,416
Net Investment Income (Loss)	(22,126)	59,896	19,695	102,692

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	16,477	72,243	1,196,454	95,540
Net Realized Gain (Loss) on Futures Contracts	-	-	-	(72,850)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(3,258)	180,716	48,348	272,977
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	448,437	(890,580)	(4,581,748)	(486,724)
Net Realized and Unrealized Gain (Loss) on Investments	461,656	(637,621)	(3,336,946)	(191,057)
Net Increase (Decrease) in Net Assets Resulting from Operations	$439,530	$(577,725)	$(3,317,251)	$(88,365)

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operations:
Net Investment Income	$19,695	$102,692
Net Realized Gain (Loss) on Investments and Futures Contracts	1,196,454	22,690
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Futures Contracts	(4,533,400)	(213,747)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,317,251)	(88,365)

Distributions to Shareholders:
Distributions	(2,065,375)	(1,084,250)
Total Distributions	(2,065,375)	(1,084,250)

Capital Share Transactions:
Issued	-	21,346,523
Redeemed	-	(1,195,534)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	20,150,989

Total Increase (Decrease) in Net Assets	(5,382,626)	18,978,374

Net Assets:
Beginning of Period	24,290,529	4,526,860
End of Period	$18,907,903	$23,505,234

Capital Share Transactions:
Beginning of Period	2,050,000	400,000
Issued	-	1,750,000
Redeemed	-	(100,000)
Shares Outstanding from Capital Share Transactions	2,050,000	2,050,000

See accompanying notes to unaudited Financial Statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(3,317,251)	$(88,365)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(18,539,876)	(22,874,060)
Proceeds from sale of investments	24,755,671	4,836,063
Accretion of discounts and amortization of premiums	157,357	27,366
Net realized (gain)/loss on investments	(1,196,454)	(95,540)
Net change in unrealized (appreciation)/depreciation on investments	(48,350)	(272,977)
(Increase)/decrease in operating assets
Receivable for securities sold	-	(299,766)
Interest Receivable	(72,100)	(172,673)
Receivable from advisor	-	15,459
Variation margin receivable on open futures contracts	-	(71,750)
Deferred offering costs	-	123,816
Increase/(decrease) in operating liabilities
Due to Advisor	(4,504)	(107,525)
Payable to Administrator	-	(3,185)
Payable to Transfer Agent	-	1,445
Payable to Trustees	-	13,293
Payable for Professional Fees	-	58,737
Variation margin payable on open futures contracts	(2,563)	(28,500)
Other accrued expenses	(86,737)	(172,735)
Net cash provided by (used in) operating activities	1,645,193	(19,110,897)

Cash Flows from financing activities
Proceeds from capital share issuances	-	21,346,523
Capital share redemptions	-	(1,195,534)
Distributions to shareholders	(2,157,625)	(889,125)
Net cash provided by (used in) financing activities	(2,157,625)	19,261,864

Net change in cash and cash equivalents	(512,432)	150,967
Cash, cash equivalents and restricted cash, beginning of period	1,054,845	283,512
Cash, cash equivalents and restricted cash, end of period	$542,413 *	$434,479

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$215,250	$251,125

*	Agrees to the total of “Cash and Cash equivalents" and "Cash Pledged as Collateral for Futures Contracts" balances on the Statements of Financial Condition.

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at Fair Value (Cost $28,494,587 and $25,836,894, respectively)	$28,496,897	$25,837,538
Cash and Cash Equivalents	102,919	110,135
Cash Pledged as Collateral on Futures Contracts	649,468	1,024,173
Variation Margin Receivable on Open Futures Contracts	186,500	81,000
Total Assets	$29,435,784	$27,052,846

Liabilities
Due to Advisor	14,016	13,037
Variation Margin Payable on Open Futures Contracts	7,000	7,000
Other Accrued Expenses	-	91,007
Total Liabilities	$21,016	$111,044

Shareholders' Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$29,414,768	$26,941,802
Net Asset Value Per Share	$73.54	$67.35
Market Price Per Share	$73.55	$67.11

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedule of Investments (Unaudited)

September 30, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.9%
U.S. Treasury Bills (1) (2)
0.14%, 11/19/2020	$28,500,000	$28,496,897
Total U.S. Treasury Obligations
(Cost $28,494,587)		28,496,897

Total Investments - 96.9%
(Cost $28,494,587)		$28,496,897

Percentages are based on net assets of $29,414,768.

A list of the open futures contracts held by the Fund at September 30, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec20	(40)	12/21/2020	$(590,254)	$(574,500)	$15,754
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,817)	(520,500)	93,317
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,005)	(519,500)	111,505
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(523,000)	121,691
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(532,500)	127,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(532,000)	141,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(535,500)	152,129
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(546,500)	155,816
E-mini S&P 500 Index Dec20	200	12/21/2020	33,723,212	33,520,000	(203,212)

Net Unrealized Appreciation (Depreciation)					$716,382

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended September 30, 2020 was $19,896,020 or 67.6% of net assets.

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

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*

Investment Income
Interest Income	$3,210	$126,076	$107,759	$298,791

Expenses
Advisory Fees	42,189	35,658	115,517	62,774
Administration Fees	-	-	-	27,740
Professional Fees	-	-	-	13,870
Custody Fees	-	-	-	484
Tax Preparation Fees	-	-	-	36,287
Other Expenses	-	-	-	24,334
Total Expenses	42,189	35,658	115,517	165,489
Less Waivers/Reimbursement of:
Voluntary Waivers	-	-	-	(51,310)
Net Expenses	42,189	35,658	115,517	114,179
Net Investment Income	(38,979)	90,418	(7,758)	184,612

Net Realized and Unrealized Gain (Loss)
from Investment Activities
Net Realized Gain (Loss) on Investments	372	1,269	50,314	8,658
Net Realized Gain (Loss) on Futures Contracts	3,199,580	887,358	2,073,315	2,647,329
Net Change in Unrealized Appreciation (Depreciation) on Investments	1,926	12,813	1,666	18,212
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(569,004)	(395,139)	355,429	363,146
Net Realized and Unrealized Gain (Loss) on Investments	2,632,874	506,301	2,480,724	3,037,345
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,593,895	$596,719	$2,472,966	$3,221,957

*	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operations:
Net Investment Income	$(7,758)	$184,612
Net Realized Gain (Loss) on Investments and Futures Contracts	2,123,629	2,655,987
Net Change in Unrealized Appreciation (Depreciation) on
Investments and Futures Contracts	357,095	381,358
Net Increase (Decrease) in Net Assets Resulting from Operations	2,472,966	3,221,957

Capital Share Transactions:
Issued	-	8,969,345
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	8,969,345

Total Increase (Decrease) in Net Assets	2,472,966	12,191,302

Net Assets:
Beginning of period	26,941,802	12,495,827
End of period	$29,414,768	$24,687,129

Capital Share Transactions:
Beginning of Period	400,000	250,000
Issued	-	150,000
Shares Outstanding from Capital Share Transactions	400,000	400,000

See accompanying notes to unaudited Financial Statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$2,472,966	$3,221,957
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(42,360,092)	(50,610,753)
Proceeds from sale of investments	39,871,235	38,689,416
Accretion of discounts and amortization of premiums	(118,522)	(290,445)
Net realized (gain)/loss on investments	(50,314)	(8,658)
Net change in unrealized (appreciation)/depreciation on investments	(1,666)	(18,212)
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	(105,500)	(9,187)
Receivable from Advisor	-	14,042
Deferred offering costs	-	122,898
Increase/(decrease) in operating liabilities
Due to Advisor	979	(112,738)
Payable to Administrator	-	(3,185)
Payable to Transfer Agent	-	1,419
Payable to Trustees	-	13,293
Payable for Professional Fees	-	58,747
Variation margin payable on open futures contracts	-	14,000
Other accrued expenses	(91,007)	(168,452)
Net cash provided by (used in) operating activities	(381,921)	(9,085,858)

Cash Flows from financing activities
Proceeds from capital share issuances	-	8,969,345
Net cash provided by financing activities	-	8,969,345

Net change in cash and cash equivalents	(381,921)	(116,513)
Cash, cash equivalents and restricted cash, beginning of period	1,134,308	1,288,004
Cash, cash equivalents and restricted cash, end of period*	$752,387 *	$1,171,491

*	Agrees to the total of Cash and Cash equivalents" and "Cash pledged as collateral for futures contracts" balances on the Statements of Financial Condition.

See accompanying notes to unaudited Financial Statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has two series or funds traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund–Series 2027 (the “Dividend Fund”) and U.S. Equity Ex-Dividend Fund–Series 2027 (the “Ex-Dividend Fund”, each a “Fund” or “ETF”, collectively the “Funds” or “ETFs”). Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of each Fund. Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

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

September 30, 2020

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at September 30, 2020 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

September 30, 2020

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

The following table summarizes the inputs used to value the Funds’ investments at September 30, 2020 and December 31, 2019 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund–Series 2027

September 30, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,455,382	$-	$18,455,382
Total Investments in Securities	$-	$18,455,382	$-	$18,455,382

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(4,094,919)	-	-	(4,094,919)
Total Other Financial Instruments	$(4,094,919)	$-	$-	$(4,094,919)

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$23,583,730	$-	$23,583,730
Total Investments in Securities	$-	$23,583,730	$-	$23,583,730

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$486,829	$-	$-	$486,829
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$486,829	$-	$-	$486,829

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

U.S. Equity Ex-Dividend Fund–Series 2027

September 30, 2020 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$28,496,897	$-	$28,496,897
Total Investments in Securities	$-	$28,496,897	$-	$28,496,897

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$919,594	$-	$-	$919,594
Unrealized Depreciation	(203,212)	-	-	(203,212)
Total Other Financial Instruments	$716,382	$-	$-	$716,382

U.S. Equity Ex-Dividend Fund–Series 2027

December 31, 2019 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,837,538	$-	$25,837,538
Total Investments in Securities	$-	$25,837,538	$-	$25,837,538

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$392,188	$-	$-	$392,188
Unrealized Depreciation	(31,235)	-	-	(31,235)
Total Other Financial Instruments	$360,953	$-	$-	$360,953

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

Trading and Transaction Costs and Fees

Each Fund will pay (or will reimburse the Clearing FCM if previously paid) any other transaction costs and fees associated with trading of the Fund’s instruments (including floor brokerage, exchange, clearing, give-up, user and National Futures Association (“NFA”) fees) that are not related to the creation and redemption of Baskets. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is opened and the second half is recognized when the contract is closed).

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

September 30, 2020

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

At September 30, 2020 and December 31, 2019, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2019 and for the nine months ended September 30, 2020, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

NOTE 3 – INVESTMENTS

The Dividend Fund seeks investment results that, before fees and expenses, correspond to the performance of the Solactive® U.S. Cumulative Dividends Index—Series 2027 (the “Solactive Dividend Index”) over each calendar year so as to provide Shareholders with returns designed to replicate the dividends on constituent companies of the S&P 500 Index, without exposure to the underlying securities. The Dividend Fund intends primarily to invest its assets in the component instruments of the Solactive Dividend Index, as well as in cash and/or cash equivalents. The component instruments of the Solactive Dividend Index consist of U.S. Treasury Securities (“Treasury Securities”) and long positions in annual futures contracts listed on the Chicago Mercantile Exchange (“CME”) that provide exposure to dividends paid on the S&P 500 constituent companies (“S&P 500 Dividend Futures Contracts”) pro rata for each year of the life of the Dividend Fund.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended September 30, 2020 nor as of and during the period ended September 30, 2019.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The Funds held futures equity contracts as of and for the nine-month period ended September 30, 2020 and as of and for the year ended December 31, 2019. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the nine-month period ended September 30, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$26,050,421

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$30,155,027
Short futures contracts	$(5,203,594)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The average volume of futures contracts for the nine-month period ended September 30, 2019 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$15,493,904

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$22,465,051
Short futures contracts	$(4,588,835)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2020 and December 31, 2019.

U.S. Equity Cumulative Dividends Fund–Series 2027

September 30, 2020 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$35,875	$-	$35,875	$-	$-	$35,875
Total	$35,875	$-	$35,875	$-	$-	$35,875

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(17,937)	$-	$(17,937)	$-	$17,937	$-
Total	$(17,937)	$-	$(17,937)	$-	$17,937	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

December 31, 2019 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$35,875	$-	$35,875	$-	$-	$35,875
Total	$35,875	$-	$35,875	$-	$-	$35,875

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(20,500)		$(20,500)	$-	$20,500	$-
Total	$(20,500)		$(20,500)	$-	$20,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

U.S. Equity Ex-Dividends Fund–Series 2027

September 30, 2020 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$186,500	$-	$186,500	$-	$-	$186,500
Total	$186,500	$-	$186,500	$-	$-	$186,500

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(7,000)	$-	$(7,000)	$-	$7,000	$-
Total	$(7,000)	$-	$(7,000)	$-	$7,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

December 31, 2019 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$81,000	$-	$81,000	$-	$-	$81,000
Total	$81,000	$-	$81,000	$-	$-	$81,000

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	in the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(7,000)	$-	$(7,000)	$-	$7,000	$-
Total	$(7,000)	$-	$(7,000)	$-	$7,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended September 30, 2020:

Financial Highlights

Three Months Ended September 30, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized							Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	Distributions		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	from Net	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$9.32	$(0.01)	$0.22	$0.21	$(0.31)	$(0.31)	$9.22	2.28%	$9.52	$18,908	0.87%	0.87%	-0.46%	5%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.05	$(0.10)	$6.59	$6.49	$-	$-	$73.54	9.68%	$73.55	$29,415	0.58%	0.58%	-0.53%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Nine Months Ended September 30, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized							Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	Distributions		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	from Net	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Period	Return(1)	Price	(000)	Net Assets (3)	Waivers) (3)	Net Assets (3)	Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$11.85	$0.01	$(1.63)	$(1.62)	$(1.01)	$(1.01)	$9.22	-13.61%	$9.52	$18,908	0.87%	0.87%	0.13%	91%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.35	$(0.02)	$6.21	$6.19	$-	$-	$73.54	9.19%	$73.55	$29,415	0.58%	0.58%	-0.04%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Financial Highlights

Three Months Ended September 30, 2019 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027 *
2019	$12.07	$0.03	$(0.30)	$(0.28)	$0.33	$0.33	$11.47	-2.29%	$11.48	$23,505	0.87%	0.87%	0.99%	5%

U.S. Equity Ex-Dividend Fund─Series 2027 *
2019	$60.22	$0.26	$1.24	$1.50	$-	$-	$61.72	2.49%	$61.48	$24,687	0.58%	0.58%	1.47%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

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

U.S. Equity Ex-Dividend Fund─Series 2027 *
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

September 30, 2020

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

September 30, 2020

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the nine months ended September 30, 2020: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: November 13, 2020	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.