Form 10-K
period 2020-12-31
Metaurus Equity Component Trust
filed 2021-03-31
CIK 1688487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging Growth Company	☒

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

As of March 5, 2021, the Registrant had 2,650,000 shares outstanding.

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

Individual Shares of the ETFs may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETFs. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETFs. Shares of the ETFs are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the ETFs’ current Prospectus and any prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAVs of the ETFs.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of, and during the period ended December 31, 2020.

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

The Funds issue and redeem Shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Funds’ Prospectus and any prospectus supplements thereto. Each Fund intends to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Funds may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

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

Item 1A. Risk Factors

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ financial statements and the related notes, and the factors discussed beginning Page 11 “Risk Factors” in our prospectus dated February 26, 2021, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Fund	Fiscal Year 2020
U.S. Equity Cumulative Dividends Fund─Series 2027	High	Low
First Quarter	$12.80	$8.00
Second Quarter	10.10	7.64
Third Quarter	10.60	9.17
Fourth Quarter	10.78	9.19

As of December 31, 2020, IDIV had approximately 612 shareholders.

U.S. Equity Ex-Dividend Fund─Series 2027	High	Low
First Quarter	$74.64	$45.76
Second Quarter	69.65	51.08
Third Quarter	77.87	66.75
Fourth Quarter	84.48	69.84

As of December 31, 2020, XDIV had approximately 105 shareholders.

Dividend distributions

IDIV made $1.3425 per share distributions to shareholders during the fiscal period ended December 31, 2020. The following table sets forth, for each month, the distribution per share in 2020.

Month	Dividend Distribution per Share
January 2020	$0.0850
February 2020	$0.1425
March 2020	$0.1275
April 2020	$0.0850
May 2020	$0.1025
June 2020	$0.1525
July 2020	$0.0750
August 2020	$0.1325
September 2020	$0.1050
October 2020	$0.0875
November 2020	$0.1375
December 2020	$0.1100
Total	$1.3425

XDIV has not made and does not currently intend to make dividend distributions to its shareholders.

Issuer Purchase of Shares

IDIV and XDIV do not purchase shares directly from their shareholders. In connection with their redemption of baskets held by authorized participants, IDIV redeemed 0 baskets and XDIV redeemed 0 baskets for the twelve months ended December 31, 2020.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Funds’ audited financial statements and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

U.S. Equity Cumulative Dividends Fund—Series 2027	Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$19,985,408	$24,723,360	$4,927,074
Total shareholder’s equity at end of period	19,713,753	24,290,529	4,526,860
Net Investment Income (loss)	(1,970)	159,076	35,158
Net realized and unrealized gain (loss)	(2,283,229)	1,250,229	(558,530)
Net income (loss)	(2,285,199)	1,409,305	(523,372)

U.S. Equity Ex-Dividend Fund—Series 2027	Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
Total assets	$33,597,307	$27,052,846	$12,811,546
Total shareholder’s equity at end of period	33,575,230	26,941,802	12,495,827
Net Investment Income (loss)	(51,675)	273,300	35,457
Net realized and unrealized gain (loss)	6,685,103	5,203,329	(684,742)
Net income (loss)	6,633,428	5,476,629	(649,285)

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

The Funds have based the forward-looking statements included in this annual report on Form 10-K on information available to them on the date of this annual report on Form 10-K, and the Funds assume no obligation to update any such forward-looking statements. Although the Funds undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Funds may make directly to them or through reports that the Funds file in the future with the SEC, including annual reports on Form 10-K, and quarterly reports on Form 10-Q.

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

On May 1, 2020, the Funds filed Supplement No. 2, with the SEC and the NFA to the Prospectus. The NFA accepted and approved Supplement No. 2, and the SEC accepted the filing, on May 1, 2020.

On February 2, 2021, the Funds filed Supplement No. 3 with the SEC which was declared effective on by the SEC on the same date.

On February 26, 2021, the Funds filed a post-effective amendment to the registration statement with the NFA. The NFA accepted and approved this filing on March 3, 2021. The Funds filed this post-effective amendment with the SEC on March 3, 2021, and the SEC accepted this filing on the same date.

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

Each Fund continuously offers and redeems its Shares in blocks of Shares as set forth in the Prospectus and any prospectus supplements thereto (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Funds also maintain cash positions to fund certain fees and expenses of the Funds. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change. During the years ended December 31, 2020, 2019 and the period ended December 31, 2018, each of the funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2020	Interest Income Year Ended December 31, 2019	Interest Income January 17, 2018 (commencement of operations) to Year Ended December 31, 2018
U.S. Equity Cumulative Dividends Fund—Series 2027	$171,791	$280,311	$105,656
U.S. Equity Ex-Dividend Fund—Series 2027	109,517	424,959	226,829

Fund Performance

The following table provides summary performance information for IDIV and XDIV Fund for the years ended December 31, 2020, 2019 and the period ended December 31, 2018

U.S. Equity Cumulative Dividends Fund—Series 2027	Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
NAV beginning of period	$24,290,529	$4,526,860	$1,000
NAV end of period	$19,713,753	$24,290,529	$4,526,860
Shares outstanding beginning of period	2,050,000	400,000	-
Shares outstanding end of period	2,100,000	2,050,000	400,000
Shares created	50,000	1,750,000	400,000
Shares redeemed	-	100,000	-
Distribution	2,757,625	1,796,625	395,000
Per share NAV beginning of period	$11.85	$11.32	$13.73
Per share NAV end of period	$9.39	$11.85	$11.32
Total Return Percentage	(8.75)%	16.72%	(10.08)%

U.S. Equity Ex-Dividend Fund—Series 2027
NAV beginning of period	$26,941,802	$12,495,827	$1,000
NAV end of period	$33,575,230	$26,941,802	$12,495,827
Shares outstanding beginning of period	400,000	250,000	-
Shares outstanding end of period	400,000	400,000	250,000
Shares created	-	150,000	250,000
Shares redeemed	-	-	-
Distribution	-	-	-
Per share NAV beginning of period	$67.35	$49.98	$51.48
Per share NAV end of period	$83.94	$67.35	$49.98
Total Return Percentage	24.63%	34.75%	(2.91)%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors.

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulations S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulations S-K is set forth below in this Item 8.

Statements of Operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2020, 2019 and 2018 for each fund and the years or period ended December 31, 2020, 2019 and 2018 for each fund.

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Year Ended December 31, 2020
Net Investment income (loss)	$48,666	$(6,845)	$(22,126)	$(21,665)	$(1,970)
Net Realized and unrealized gain (loss)	(6,731,088)	2,932,486	461,656	$1,053,717	(2,283,229)
Net Income (loss)	$(6,682,422)	$2,925,641	$439,530	$1,032,052	$(2,285,199)
Net Income (loss) Per share	$(3.26)	$1.43	$0.21	$0.50	$(1.12)

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$20,570	$22,226	$59,896	$56,385	$159,076
Net Realized and unrealized gain (loss)	386,859	59,706	(637,621)	1,441,285	1,250,229
Net Income (loss)	$407,429	$81,932	$(577,725)	$1,497,670	$1,409,305
Net Income (loss) Per share	$1.09	$0.29	$(0.28)	$0.73	$1.83

U.S. Equity Cumulative Dividends Fund—Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net Realized and unrealized gain (loss)	81,987	(125,481)	90,373	(605,409)	(558,530)
Net Income (loss)	$75,942	$(117,945)	$117,462	$(598,831)	$(523,372)
Net Income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

U.S. Equity Ex-Dividend Fund—Series 2027	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Year Ended December 31, 2020
Net Investment income (loss)	$52,414	$(21,192)	$(38,979)	$(43,918)	$(51,675)
Net Realized and unrealized gain (loss)	(4,893,485)	4,741,335	2,632,874	$4,204,379	6,685,103
Net Income (loss)	$(4,841,071)	$4,720,143	$2,593,895	$4,160,461	$6,633,428
Net Income (loss) Per share	$(12.10)	$11.80	$6.49	$10.40	$16.59

U.S. Equity Ex-Dividend Fund—Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$34,593	$59,600	$90,418	$88,688	$273,300
Net Realized and unrealized gain (loss)	1,828,920	702,124	506,301	2,165,985	5,203,329
Net Income (loss)	$1,863,513	$761,724	$596,719	$2,254,673	$5,476,629
Net Income (loss) Per share	$7.45	$2.78	$1.50	$5.64	$17.37

U.S. Equity Ex-Dividend Fund—Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$2,855	$15,778	$12,922	$3,902	$35,457
Net Realized and unrealized gain (loss)	(172,995)	544,594	1,113,185	(2,169,526)	(684,742)
Net Income (loss)	$(170,140)	$560,372	$1,126,107	$(2,165,624)	$(649,285)
Net Income (loss) Per share	$0.43	$2.24	$4.51	$(8.68)	$(1.50)

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

Management’s Annual Report on Internal Control over Financial Reporting

The duly authorized officers of the Sponsor are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. The Trust’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the preparation of this annual report, our duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our duly authorized officers of the Sponsor used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on that assessment, the Sponsor believes that, as of December 31, 2020, the Trust’s internal control over financial reporting is effective.

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

The Sponsor may at any time delegate all or a portion of its duties and responsibilities to another entity, including an affiliate of the Sponsor.

Principals of the Sponsor

The Sponsor is a wholly owned subsidiary of Metaurus LLC. Metaurus LLC has been listed as a principal of the Sponsor since April 13, 2017.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	58
Jamie Greenwald	Co-Chief Executive Officer	56
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	59
Sean A. Dillon	Senior Managing Director	53
Richard Silva, Jr.	Senior Managing Director	53
Ari Burstein	General Counsel/Chief Compliance Officer	51

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

Prior to his position with the Sponsor, from January 2014 to August 2017, Mr. Callahan served as a Managing Principal of Vanbridge LLC, a private firm providing intermediation and advisory services related to insurance, reinsurance and capital markets to the alternative asset management industry in New York. In his position at Vanbridge LLC, Mr. Callahan was responsible for providing insurance and advisory-related services. From December 2012 to December 2013, Mr. Callahan was self-employed by consulting on insurance-related matters. From August 1999 to November 2012, Mr. Callahan was a Managing Director in the financial institutions group within the Global Capital Markets division of Morgan Stanley& Co. LLC in New York. From November 1999 to November 2012, Mr. Callahan was an Associated Person of Morgan Stanley & Co. LLC. From January 1999 to August 1999, Mr. Callahan was unemployed. From July 1995 to January 1999, Mr. Callahan was a Senior Vice President in proprietary trading in the Fixed Income Division of Lehman Brothers Inc. in New York. From July 1995 to January 1999, Mr. Callahan was an Associated Person of Lehman Brothers Inc. From February 1994 to June 1995, Mr. Callahan was a Partner at Jacobson Capital Partners, a private relative value hedge fund based in New York. From July 1985 to February 1994, Mr. Callahan was a Vice President focused on derivatives products in the Fixed Income Division of Goldman Sachs & Co. From June 1986 to February 1994, Mr. Callahan was registered as an Associated Person of Goldman Sachs & Co. LLC.

Sean A. Dillon. Mr. Dillon has served as a Senior Managing Director of the Sponsor since joining the firm in July 2017. In his capacity at the Sponsor, Mr. Dillon is primarily responsible for firm technology, marketing, and operations. Effective December 8, 2017, Mr. Dillon became an Associate Member of the NFA. Effective December 18, 2017, Mr. Dillon was listed as a principal and was registered with the CFTC as an Associated Person of the Sponsor.

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

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	58
Jamie Greenwald	Co-Chief Executive Officer	56
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	59
Sean A. Dillon	Senior Managing Director	53
Richard Silva, Jr.	Senior Managing Director	53
Ari Burstein	General Counsel/Chief Compliance Officer	51

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

For the year ended December 31, 2020, the following represents Management Fees earned by the Sponsor:

Fund
U.S. Equity Cumulative Dividends Fund─Series 2027	$173,761
U.S. Equity Ex-Dividend Fund─Series 2027	161,192

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11, Executive Compensation” in the Annual Report of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees for services performed by independent auditors for the year ended December 31, 2020:

Year Ended December 31, 2020
Audit Fees	$42,000
Audit -Related Fees	18,000
Tax Fees	-
All Other Fees	-
Total	$60,000

Audit fees and Audit-Related Fees consist of fees paid to Cohen & Company, Ltd. for the audit of the Funds’ annual financial statements included in the Annual Report on Form 10-K for year ended December 31, 2020, and for the review of the financial statements included in each Form 10-Q.

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

Item 16. Form 10-K Summary

None.

Financial Statements as of December 31, 2020

Index

Documents

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Authorized Participants and Sponsor of

Metaurus Equity Component Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of Metaurus Equity Component Trust comprising U.S. Equity Cumulative Dividends Fund – Series 2027 and the U.S. Equity Ex-Dividend Fund – Series 2027 (the “Funds”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2020 and 2019 and the period from January 17, 2018 (commencement of operations) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of each of the Funds as of December 31, 2020 and 2019, and the results of their operations, changes in their shareholders’ equity, and their cash flows for each of the years ended December 31, 2020 and 2019 and the period from January 17, 2018 (commencement of operations) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Funds are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Funds’ auditor since 2017.

/s/ COHEN & COMPANY, LTD.
COHEN & COMPANY, LTD.
Cleveland, Ohio
March 24, 2021

COHEN & COMPANY, LTD.

800.229.1099 | 866.818.4535 fax | cohencpa.com

Registered with the Public Company Accounting Oversight Board

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Financial Condition

	December 31, 2020	December 31, 2019
Assets
Investments, at Fair Value (Cost $18,746,186 and $23,480,622 respectively)	$18,835,724	$23,583,730
Cash and Cash Equivalents	349,052	536,334
Cash Pledged as Collateral on Open Futures Contracts	739,428	518,511
Interest Receivable	29,704	48,910
Variation Margin Receivable on Open Futures Contracts	31,500	35,875
Total Assets	$19,985,408	$24,723,360

Liabilities
Due to Advisor	14,405	18,094
Variation Margin Payable on Open Futures Contracts	26,250	20,500
Income Distribution Payable	231,000	307,500
Other Accrued Expenses	-	86,737
Total Liabilities	$271,655	$432,831

Shareholders’ Equity
Authorized Participants (2,100,000 shares and 2,050,000 Shares Outstanding, respectively)	$19,713,753	$24,290,529
Net Asset Value Per Share	$9.39	$11.85
Market Price Per Share	$10.08	$11.88

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.5%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$2,650,000	$2,941,655
2.250%, 12/31/2023 (1)	2,441,000	2,593,372
2.250%, 11/15/2024 (1)	2,541,000	2,737,729
2.250%, 11/15/2025 (1)	2,532,000	2,765,122
2.125%, 12/31/2022 (1)	2,438,000	2,535,139
2.000%, 12/31/2021 (1)	2,403,000	2,448,109
2.000%, 11/15/2026 (1)	2,586,000	2,814,598

Total U.S. Treasury Obligations (Cost $18,746,186)		18,835,724

Total Investments - 95.5% (Cost $18,746,186)		$18,835,724

Percentages are based on net assets of $19,713,753.

A list of the open futures contracts held by the Fund at December 31, 2020, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec21	210	12/20/2021	$3,175,483	$2,955,750	$(219,733)
S&P 500 Annl Div Dec22	210	12/19/2022	3,232,545	2,942,625	$(289,920)
S&P 500 Annl Div Dec23	210	12/18/2023	3,287,608	2,942,625	$(344,983)
S&P 500 Annl Div Dec24	210	12/23/2024	3,344,545	2,932,125	$(412,420)
S&P 500 Annl Div Dec25	210	12/22/2025	3,414,608	2,924,250	$(490,358)
S&P 500 Annl Div Dec26	210	12/21/2026	3,485,732	2,934,750	$(550,982)
S&P 500 Annl Div Dec27	210	12/20/2027	3,552,170	2,945,250	$(606,920)
Net Unrealized Appreciation (Depreciation)					$(2,915,316)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $10,797,858 or 54.8% of net assets.

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

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Operations

	Year or Period Ended December 31,
	2020	2019**	2018*
Investment Income
Interest Income	$171,791	$280,311	$105,656

Expenses
Advisory Fees	173,761	121,142	23,444
Administration Fees	-	27,740	67,602
Professional Fees	-	22,642	47,500
Custody Fees	-	2,586	1,103
Tax Preparation Fees	-	39,266	97,000
Other Expenses	-	4,980	55,150
Total Expenses	173,761	218,356	291,799
Less Waivers/Reimbursement of:	-
Voluntary Waivers	-	(97,121)	(221,301)
Net Expenses	173,761	121,235	70,498
Net Investment Income (Loss)	(1,970)	159,076	35,158

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	1,203,137	151,039	(8,980)
Net Realized Gain (Loss) on Futures Contracts	(70,653)	(46,367)	6,070
Net Change in Unrealized Appreciation (Depreciation) on Investments	(13,568)	61,815	41,293
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(3,402,145)	1,083,742	(596,913)
Net Realized and Unrealized Gain (Loss) on Investments	(2,283,229)	1,250,229	(558,530)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,285,199)	$1,409,305	$(523,372)

*	The Fund’s commencement of operations was January 17, 2018
**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Changes in Shareholders’ Equity

	Year or Period Ended December 31,
	2020	2019	2018*
Operations:
Net Investment Income (Loss)	$(1,970)	$159,076	$35,158
Net Realized Gain (Loss) on Investments and Futures Contracts	1,132,484	104,672	(2,910)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(3,415,713)	1,145,557	(555,620)
Net Increase (Decrease) in Net Assets Resulting from Operations	(2,285,199)	1,409,305	(523,372)

Distributions to Shareholders:
Return of Capital	(2,757,625)	(1,796,625)	(395,000)
Total Distributions	(2,757,625)	(1,796,625)	(395,000)

Capital Share Transactions:
Issued	466,048	21,346,523	5,444,232
Redeemed	-	(1,195,534)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	466,048	20,150,989	5,444,232

Total Increase (Decrease) in Net Assets	(4,576,776)	19,763,669	4,525,860

Net Assets:
Beginning of Period	24,290,529	4,526,860	1,000
End of period	$19,713,753	$24,290,529	$4,526,860

Capital Share Transactions:
Beginning of Period	2,050,000	400,000	-
Issued	50,000	1,750,000	400,000
Redeemed	-	(100,000)	-
Shares Outstanding from Capital Share Transactions	2,100,000	2,050,000	400,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund─Series 2027

Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	For the period from January 17, 2018 to December 31,
	2020	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(2,285,199)	$1,409,305	$(523,372)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(19,964,742)	(25,053,055)	(5,600,124)
Proceeds from sale of investments	25,676,397	6,085,113	1,141,594
Accretion of discounts and amortization of premiums	225,920	92,346	(4,437)
Net realized (gain)/loss on investments	(1,203,137)	(151,039)	8,980
Net change in unrealized (appreciation)/depreciation on investments	13,568	(61,815)	(41,293)
(Increase)/decrease in operating assets
Interest Receivable	19,206	(39,903)	(9,007)
Receivable from advisor	-	15,459	(15,459)
Variation margin receivable on open futures contracts	4,375	(35,875)	-
Amortization of deferred offering costs	-	-	684
Deferred offering costs	-	123,816	(124,500)
Increase/(decrease) in operating liabilities
Due to Advisor	(3,689)	(106,406)	-
Payable to Administrator	-	(3,185)	3,185
Variation margin payable on open futures contracts	5,750	(8,000)	28,500
Other accrued expenses	(86,737)	(101,292)	188,029
Net cash provided by (used in) operating activities	2,401,712	(17,834,531)	(4,947,220)

Cash Flows from financing activities
Proceeds from capital share issuances	466,048	21,346,523	5,444,232
Capital share redemptions	-	(1,195,534)	-
Distributions to shareholders	(2,834,125)	(1,545,125)	(339,000)
Net cash provided by (used in) financing activities	(2,368,077)	18,605,864	5,105,232

Net change in cash and cash equivalents and restricted cash	33,635	771,333	158,012
Cash, cash equivalents and restricted cash, beginning of period	1,054,845	283,512	125,500
Cash, cash equivalents and restricted cash, end of period	$1,088,480 **	$1,054,845 **	$283,512

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$231,000	$307,500	$56,000

*	The Fund’s commencement of operations was January 17, 2018

**	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Financial Condition

	December 31, 2020	December 31, 2019
Assets
Investments, at Fair Value (Cost $31,389,680 and $25,836,894 respectively)	$31,392,285	$25,837,538
Cash and Cash Equivalents	63,285	110,135
Cash Pledged as Collateral on Open Futures Contracts	1,890,737	1,024,173
Variation Margin Receivable on Open Futures Contracts	251,000	81,000
Total Assets	$33,597,307	$27,052,846

Liabilities
Due to Advisor	16,077	13,037
Variation Margin Payable on Open Futures Contracts	6,000	7,000
Other Accrued Expenses	-	91,007
Total Liabilities	$22,077	$111,044

Shareholders’ Equity
Authorized Participants (400,000 shares and 400,000 Shares Outstanding, respectively)	$33,575,230	$26,941,802
Net Asset Value Per Share	$83.94	$67.35
Market Price Per Share	$84.13	$67.11

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 93.5%
U.S. Treasury Bills (1) (2) 0.095%, 05/06/2021	$31,400,000	$31,392,285
Total U.S. Treasury Obligations (Cost $31,389,680)		31,392,285

Total Investments - 93.5% (Cost $31,389,680)		$31,392,285

Percentages are based on net assets of $33,575,230.

A list of the open futures contracts held by the Fund at December 31, 2020, is as follows:

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec21	(40)	12/20/2021	$(613,816)	$(563,000)	50,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(560,500)	70,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(560,500)	84,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(558,500)	101,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(557,000)	116,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(559,000)	128,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(561,000)	141,317
E-mini S&P 500 Index Mar 21	200	03/22/2021	36,811,712	37,488,000	676,288
Net Unrealized Appreciation (Depreciation)					$1,370,127

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.
(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $22,393,280 or 66.7% of net assets.

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

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Operations

	Year or Period Ended December 31,
	2020	2019**	2018*
Investment Income
Interest Income	$109,517	$424,959	$226,829

Expenses
Advisory Fees	161,192	100,254	35,024
Administration Fees	-	27,740	67,603
Professional Fees	-	21,259	47,502
Custody Fees	-	2,211	1,209
Tax Preparation Fees	-	39,248	97,000
Other Expenses	-	12,257	70,490
Total Expenses	161,192	202,969	318,828
Less Waivers/Reimbursement of:
Voluntary Waivers	-	(51,310)	(127,456)
Net Expenses	161,192	151,659	191,372
Net Investment Income (Loss)	(51,675)	273,300	35,457

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	50,842	9,999	(235)
Net Realized Gain (Loss) on Futures Contracts	5,623,126	4,559,015	(411,789)
Net Change in Unrealized Appreciation (Depreciation) on Investments	1,961	1,736	(1,092)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	1,009,174	632,579	(271,626)
Net Realized and Unrealized Gain (Loss) on Investments	6,685,103	5,203,329	(684,742)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,633,428	$5,476,629	$(649,285)

*	The Fund’s commencement of operations was January 17, 2018

**	Effective May 15, 2019, the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Changes in Shareholders’ Equity

	Year or Period Ended December 31,
	2020	2019	2018*
Operations:
Net Investment Income (Loss)	$(51,675)	$273,300	$35,457
Net Realized Gain (Loss) on Investments and Futures Contracts	5,673,968	4,569,014	(412,024)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	1,011,135	634,315	(272,718)
Net Increase (Decrease) in Net Assets Resulting from Operations	6,633,428	5,476,629	(649,285)

Capital Share Transactions:
Issued	-	8,969,346	13,144,112
Redeemed	-	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	8,969,346	13,144,112

Total Increase (Decrease) in Net Assets	6,633,428	14,445,975	12,494,827

Net Assets:
Beginning of Period	26,941,802	12,495,827	1,000
End of period	$33,575,230	$26,941,802	$12,495,827

Capital Share Transactions:
Beginning of Period	400,000	250,000	-
Issued	-	150,000	250,000
Shares Outstanding from Capital Share Transactions	400,000	400,000	250,000

*	The Fund’s commencement of operations was January 17, 2018

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund─Series 2027

Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	For the period from January 17, 2018 to December 31,
	2020	2019	2018*
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$6,633,428	$5,476,629	$(649,285)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(75,245,403)	(78,726,861)	(54,340,433)
Proceeds from sale of investments	69,870,613	64,562,296	43,315,852
Accretion of discounts and amortization of premiums	(127,154)	(412,449)	(225,535)
Net realized (gain)/loss on investments	(50,842)	(9,999)	235
Net change in unrealized (appreciation)/depreciation on investments	(1,961)	(1,736)	1,092
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	(170,000)	56,813	(137,813)
Receivable from Advisor	-	14,042	(14,042)
Amortization of deferred offering costs	-	-	1,602
Deferred offering costs	-	122,898	(124,500)
Increase/(decrease) in operating liabilities
Due to Advisor	3,040	(111,463)	-
Payable to Administrator	-	(3,185)	3,185
Variation margin payable on open futures contracts	(1,000)	7,000	-
Other accrued expenses	(91,007)	(97,027)	188,034
Net cash provided by (used in) operating activities	819,714	(9,123,042)	(11,981,608)

Cash Flows from financing activities
Proceeds from capital share issuances	-	8,969,346	13,144,112
Net cash provided by financing activities	-	8,969,346	13,144,112

Net change in cash and cash equivalents and restricted cash	819,714	(153,696)	1,162,504
Cash, cash equivalents and restricted cash, beginning of period	1,134,308	1,288,004	125,500
Cash, cash equivalents and restricted cash, end of period	$1,954,022 **	$1,134,308 **	$1,288,004

*	The Fund’s commencement of operations was January 17, 2018

**	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

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

Individual Shares of the ETFs may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETFs. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETFs. Shares of the ETFs are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the ETFs’ current Prospectus and any prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAVs of the ETFs

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at December 31, 2020, 2019 and 2018 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

The following table summarizes the inputs used to value the Funds’ investments at December 31, 2020 and December 31, 2019 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2020

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$18,835,724	$-	$18,835,724
Total Investments in Securities	$-	$18,835,724	$-	$18,835,724

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(2,915,316)	-	-	(2,915,316)
Total Other Financial Instruments	$(2,915,316)	$-	$-	$(2,915,316)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$23,583,730	$-	$23,583,730
Total Investments in Securities	$-	$23,583,730	$-	$23,583,730

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$486,829	$-	$-	$486,829
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$486,829	$-	$-	$486,829

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2020

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$31,392,285	$-	$31,392,285
Total Investments in Securities	$-	$31,392,285	$-	$31,392,285

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$1,370,127	$-	$-	$1,370,127
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,370,127	$-	$-	$1,370,127

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

U.S. Equity Ex-Dividend Fund─Series 2027

December 31, 2019

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$25,837,538	$-	$25,837,538
Total Investments in Securities	$-	$25,837,538	$-	$25,837,538

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$392,188	$-	$-	$392,188
Unrealized Depreciation	(31,235)	-	-	(31,235)
Total Other Financial Instruments	$360,953	$-	$-	$360,953

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

At December 31, 2020 and December 31, 2019, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the years ended December 31, 2020, 2019 and for the period ended December 31, 2018, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the years ended December 31, 2020, 2019 and the period ended December 31, 2018.

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

The Funds held futures equity contracts as of and for the years ended December 31, 2020, 2019 and the period ended December 31, 2018. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the year ended December 31, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$25,837,277

U.S. Equity Ex-Dividend Fund─Series 2027

Derivative	Notional Amount
Long futures contracts	$31,304,448
Short futures contracts	$(5,154,406)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2020 and December 31, 2019.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2020

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$31,500	$-	$31,500	$-	$-	$31,500
Total	$31,500	$-	$31,500	$-	$-	$31,500

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(26,250)	$-	$(26,250)	$-	$26,250	$-
Total	$(26,250)	$-	$(26,250)	$-	$26,350	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Cumulative Dividends Fund─Series 2027

December 31, 2019

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$35,875	$-	$35,875	$-	$-	$35,875
Total	$35,875	$-	$35,875	$-	$-	$35,875

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(20,500)	$-	$(20,500)	$-	$20,500	$-
Total	$(20,500)	$-	$(20,500)	$-	$20,500	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividends Fund─Series 2027

December 31, 2020

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$251,000	$-	$251,000	$-	$-	$251,000
Total	$251,000	$-	$251,000	$-	$-	$251,000

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(6,000)	$-	$(6,000)	$-	$6,000	$-
Total	$(6,000)	$-	$(6,000)	$-	$6,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividends Fund─Series 2027

December 31, 2019

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$81,000	$-	$81,000	$-	$-	$81,000
Total	$81,000	$-	$81,000	$-	$-	$81,000

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(7,000)	$-	$(7,000)	$-	$7,000	$-
Total	$(7,000)	$-	$(7,000)	$-	$7,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

At the time the Funds commenced operations, the Sponsor entered into an agreement (the “Reimbursement Agreement”) with the Funds to reimburse the Sponsor for amounts provided to the Funds to pay for the fees to register the offering of the Shares with the Securities and Exchange Commission. The Reimbursement Agreement provided that the amount due to the Sponsor, as disclosed on the Statements of Financial Condition, will be repaid over a maximum ten-year period. The Reimbursement Agreement, provided that the amount to be reimbursed to the Sponsor by a Fund over a given calendar year will vary depending on the number of Shares issued by the Fund during such year. The Reimbursement Agreement contained a prepayment provision where upon issuance of any shares of the Funds, the prorated portion of the amount due based on the percentage of shares issued to the percentage of the overall shares registered is due within 90 days of the share issuance date. In addition, it provided that should the Funds terminate prior to the full repayment of the amount due, the Sponsor agrees to forfeit the unpaid amount. Interest would not be charged on any amounts due. The Dividend Fund and Ex-Dividend Fund reimbursed the Sponsor $13,065 and $13,892, respectively, for 2018 and reimbursed the Sponsor $4,627 and $4,511, respectively, for the amount accrued from January 1, 2019 through May 15, 2019. No additional repayments/reimbursements under the Reimbursement Agreements will be paid following the Funds’ adoption of the unitary fee structure effective May 16, 2019. As a result of the adoption of the unitary fee, the remaining unpaid balances under the Reimbursement Agreement of $106,808 and $106,097, for the Dividend Fund and Ex-Dividend Fund, respectively, will not be reimbursed to the Sponsor. The Sponsor agreed to absorb these unpaid balances and wrote off both the deferred offering costs and the related payable due to the Sponsor during the second quarter of 2019.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS

The Funds issue and redeem Shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Funds’ Prospectus and any prospectus supplements thereto. Each Fund intends to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Funds may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – FINANCIAL HIGHLIGHTS

Financial Highlights

Twelve Months Ended December 31, 2020

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$11.85	$(0.00)	$(1.12)	$(1.12)	$(1.34)	$(1.34)	$9.39	-8.75%	$10.08	$19,714	0.87%	0.87%	-0.01%	100%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.35	$(0.13)	$16.72	$16.59	$-	$-	$83.94	24.63%	$84.13	$33,575	0.58%	0.58%	-0.19%	0%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

Financial Highlights

Twelve Months Ended December 31, 2019

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund─Series 2027
2019	$11.32	$0.13	$1.70	$1.83	$(1.30)	$(1.30)	$11.85	16.72%	$11.88	$24,291	0.84%	1.51%	1.10%	27%

U.S. Equity Ex-Dividend Fund─Series 2027
2019	$49.98	$0.83	$16.54	$17.37	$-	$-	$67.35	34.75%	$67.04	$26,942	0.76%	1.02%	1.38%	0%

*	Per share data calculated using average shares method.

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
U.S. Equity Cumulative Dividends Fund─Series 2027 *

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 – SUBSEQUENT EVENTS

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust (Registrant)

Date: March 31, 2021	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer
(Principle Executive Officer)

Date: March 31, 2021	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principle Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.