Form 10-Q
period 2021-03-31
Metaurus Equity Component Trust
filed 2021-05-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the Registrant had 2,850,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Financial Condition

	March 31, 2021	December 31, 2020

Assets
Investments, at Fair Value (Cost $22,311,598 and $18,746,186, respectively)	$22,028,949	$18,835,724
Cash and Cash Equivalents	403,347	349,052
Cash Pledged as Collateral on Open Futures Contracts	577,055	739,428
Interest Receivable	150,432	29,704
Variation Margin Receivable on Open Futures Contracts	91,062	31,500
Total Assets	$23,250,845	$19,985,408

Liabilities
Due to Advisor	16,483	14,405
Variation Margin Payable on Open Futures Contracts	20,562	26,250
Income Distribution Payable	299,625	231,000
Total Liabilities	$336,670	$271,655

Shareholders’ Equity
Authorized Participants (2,350,000 Shares and 2,100,000 Shares Outstanding, respectively)	$22,914,175	$19,713,753
Net Asset Value Per Share	$9.75	$9.39
Market Price Per Share	$10.30	$10.08

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedules of Investments

March 31, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 96.1%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$3,400,000	$3,599,949
2.250%, 12/31/2023 (1)	3,025,000	3,187,062
2.250%, 11/15/2024 (1)	3,120,000	3,311,892
2.250%, 11/15/2025 (1)	3,185,000	3,392,585
2.125%, 12/31/2022 (1)	2,925,000	3,026,061
2.000%, 12/31/2021 (1)	2,050,000	2,079,624
2.000%, 11/15/2026 (1)	3,270,000	3,431,776

Total U.S. Treasury Obligations
(Cost $22,311,598)		22,028,949

Total Investments - 96.1%
(Cost $22,311,598)		$22,028,949

Percentages are based on net assets of $22,914,175.

A list of the open futures contracts held by the Fund at March 31, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div Dec21	235	12/20/2021	$3,541,856	$3,451,563	$(90,293)
S&P 500 Annl Div Dec22	235	12/19/2022	3,606,168	3,545,563	(60,605)
S&P 500 Annl Div Dec23	235	12/18/2023	3,666,043	3,621,938	(44,105)
S&P 500 Annl Div Dec24	235	12/23/2024	3,723,105	3,627,813	(95,292)
S&P 500 Annl Div Dec25	235	12/22/2025	3,793,543	3,636,625	(156,918)
S&P 500 Annl Div Dec26	235	12/21/2026	3,867,918	3,613,125	(254,793)
S&P 500 Annl Div Dec27	235	12/20/2027	3,937,856	3,630,750	(307,106)

Net Unrealized Appreciation (Depreciation)					$(1,009,112)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2021 was $10,556,180 or 46.1% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.5%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$2,650,000	$2,941,655
2.250%, 12/31/2023 (1)	2,441,000	2,593,372
2.250%, 11/15/2024 (1)	2,541,000	2,737,729
2.250%, 11/15/2025 (1)	2,532,000	2,765,122
2.125%, 12/31/2022 (1)	2,438,000	2,535,139
2.000%, 12/31/2021 (1)	2,403,000	2,448,109
2.000%, 11/15/2026 (1)	2,586,000	2,814,598

Total U.S. Treasury Obligations
(Cost $18,746,186)		18,835,724

Total Investments - 95.5%
(Cost $18,746,186)		$18,835,724

Percentages are based on net assets of $19,713,753.

A list of the open futures contracts held by the Fund at December 31, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div Dec21	210	12/20/2021	$3,175,483	$2,955,750	$(219,733)
S&P 500 Annl Div Dec22	210	12/19/2022	3,232,545	2,942,625	(289,920)
S&P 500 Annl Div Dec23	210	12/18/2023	3,287,608	2,942,625	(344,983)
S&P 500 Annl Div Dec24	210	12/23/2024	3,344,545	2,932,125	(412,420)
S&P 500 Annl Div Dec25	210	12/22/2025	3,414,608	2,924,250	(490,358)
S&P 500 Annl Div Dec26	210	12/21/2026	3,485,732	2,934,750	(550,982)
S&P 500 Annl Div Dec27	210	12/20/2027	3,552,170	2,945,250	(606,920)

Net Unrealized Appreciation (Depreciation)					$(2,915,316)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $10,797,858 or 54.8% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Investment Income
Interest Income	$22,355	$98,586

Expenses
Advisory Fees	46,327	49,920
Total Expenses	46,327	49,920
Net Investment Income (Loss)	(23,972)	48,666

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	9,500	643,145
Net Realized Gain (Loss) on Futures Contracts	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(372,188)	510,579
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	1,906,199	(7,884,812)
Net Realized and Unrealized Gain (Loss) on Investments	1,543,511	(6,731,088)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,519,539	$(6,682,422)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operations:
Net Investment Income (Loss)	$(23,972)	$48,666
Net Realized Gain (Loss) on Investments and Futures Contracts	9,500	643,145
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	1,534,011	(7,374,233)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,519,539	(6,682,422)

Distributions to Shareholders:
Return of Capital	(783,375)	(727,750)
Total Distributions	(783,375)	(727,750)

Capital Share Transactions:
Issued	2,464,258	-
Redeemed		-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	2,464,258	-

Total Increase (Decrease) in Net Assets	3,200,422	(7,410,172)

Net Assets:
Beginning of Period	19,713,753	24,290,529
End of Period	$22,914,175	$16,880,357

Capital Share Transactions:
Beginning of Period	2,100,000	2,050,000
Issued	250,000	-
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	2,350,000	2,050,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
Cash Flows from operating activities	2021	2020
Net increase/(decrease) in net assets from operating activities	$1,519,539	$(6,682,422)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(4,347,142)	(4,969,469)
Proceeds from sale of investments	711,200	13,520,521
Accretion of discounts and amortization of premiums	80,029	38,565
Net realized (gain)/loss on investments	(9,500)	(643,145)
Net change in unrealized (appreciation)/depreciation on investments	372,188	(510,579)
(Increase)/decrease in operating assets
Interest receivable	(120,728)	(65,101)
Variation margin receivable on open futures contracts	(59,562)	(10,250)
Increase/(decrease) in operating liabilities
Due to advisor	2,078	(3,047)
Variation margin payable on open futures contracts	(5,688)	481,750
Net cash provided by (used in) operating activities	(1,857,586)	1,156,823

Cash Flows from financing activities
Proceeds from capital share issuances	2,464,258	-
Distributions to shareholders	(714,750)	(773,875)
Net cash provided by (used in) financing activities	1,749,508	(773,875)

Net change in cash and cash equivalents and restricted cash	(108,078)	382,948
Cash, cash equivalents and restricted cash, beginning of period	1,088,480	1,054,845
Cash, cash equivalents and restricted cash, end of period	$980,402 *	$1,437,793

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$299,625	$261,375

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Financial Condition

	March 31, 2021	December 31, 2020
Assets
Investments, at Fair Value (Cost $33,897,050 and $31,389,680, respectively)	$33,899,753	$31,392,285
Cash and Cash Equivalents	115,630	63,285
Cash Pledged as Collateral on Open Futures Contracts	1,270,560	1,890,737
Variation Margin Receivable on Open Futures Contracts	200,500	251,000
Total Assets	$35,486,443	$33,597,307

Liabilities
Due to Advisor	17,134	16,077
Variation Margin Payable on Open Futures Contracts	15,500	6,000
Total Liabilities	$32,634	$22,077

Shareholders’ Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$35,453,809	$33,575,230
Net Asset Value Per Share	$88.63	$83.94
Market Price Per Share	$88.50	$84.13

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedules of Investments

March 31, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.6%
U.S. Treasury Bills (1) (2)
0.09%, 05/06/2021	$33,900,000	$33,899,753
Total U.S. Treasury Obligations
(Cost $33,897,050)		33,899,753

Total Investments - 95.6%
(Cost $33,897,050)		$33,899,753

Percentages are based on net assets of $35,453,809.

A list of the open futures contracts held by the Fund at March 31, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div Dec21	(40)	12/20/2021	$(613,816)	$(587,500)	$26,316
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(603,500)	27,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(616,500)	28,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(617,500)	42,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(619,000)	54,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(615,000)	72,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(618,000)	84,317
E-mini S&P 500 Index Jun 21	200	06/21/2021	38,094,824	39,674,000	1,579,176

Net Unrealized Appreciation (Depreciation)					$1,915,515

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2021 was $22,397,760 or 63.2% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 93.5%
U.S. Treasury Bills (1) (2)
0.095%, 05/06/2021	$31,400,000	$31,392,285
Total U.S. Treasury Obligations
(Cost $31,389,680)		31,392,285

Total Investments - 93.5%
(Cost $31,389,680)		$31,392,285

Percentages are based on net assets of $33,575,230.

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)

S&P 500 Annl Div Dec21	(40)	12/20/2021	$(613,816)	$(563,000)	$50,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(560,500)	70,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(560,500)	84,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(558,500)	101,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(557,000)	116,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(559,000)	128,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(561,000)	141,317
S&P 500 Index Mar 21	200	03/22/2021	36,811,712	37,488,000	676,288

Net Unrealized Appreciation (Depreciation)					$1,370,127

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $22,393,280 or 66.7% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Investment Income
Interest Income	$1,599	$89,478

Expenses
Advisory Fees	49,083	37,064
Total Expenses	49,083	37,064
Net Investment Income (Loss)	(47,484)	52,414

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	114	49,983
Net Realized Gain (Loss) on Futures Contracts	1,380,464	(4,573,348)
Net Change in Unrealized Appreciation (Depreciation) on Investments	97	(5,541,799)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	545,388	5,171,679
Net Realized and Unrealized Gain (Loss) on Investments	1,926,063	(4,893,485)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,878,579	$(4,841,071)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operations:
Net Investment Income (Loss)	$(47,484)	$52,414
Net Realized Gain (Loss) on Investments and Futures Contracts	1,380,578	(4,523,365)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	545,485	(370,120)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,878,579	(4,841,071)

Capital Share Transactions:
Issued	-	-
Redeemed	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-

Total Increase (Decrease) in Net Assets	1,878,579	(4,841,071)

Net Assets:
Beginning of Period	33,575,230	26,941,802
End of Period	$35,453,809	$22,100,731

Capital Share Transactions:
Beginning of Period	400,000	400,000
Issued	-	-
Shares Outstanding from Capital Share Transactions	400,000	400,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$1,878,579	$(4,841,071)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(3,499,580)	(6,982,696)
Proceeds from sale of investments	999,950	23,574,137
Accretion of discounts and amortization of premiums	(7,627)	(89,443)
Net realized (gain)/loss on investments	(114)	(49,983)
Net change in unrealized (appreciation)/depreciation on investments	(97)	(12,948)
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	50,500	(17,000)
Increase/(decrease) in operating liabilities
Due to advisor	1,057	(2,115)
Variation margin payable on open futures contracts	9,500	417,000
Net cash provided by (used in) operating activities	(567,832)	11,995,881

Cash Flows from financing activities
Proceeds from capital share issuances	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents and restricted cash	(567,832)	11,995,881
Cash, cash equivalents and restricted cash, beginning of period	1,954,022	1,134,308
Cash, cash equivalents and restricted cash, end of period	$1,386,190 *	$13,130,189

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

March 31, 2021

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at March 31, 2021 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

March 31, 2021

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

The following table summarizes the inputs used to value the Funds’ investments at March 31, 2021 and December 31, 2020 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund—Series 2027

March 31, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$22,028,949	$-	$22,028,949
Total Investments in Securities	$-	$22,028,949	$-	$22,028,949

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(1,009,112)	-	-	(1,009,112)
Total Other Financial Instruments	$(1,009,112)	$-	$-	$(1,009,112)

U.S. Equity Cumulative Dividends Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,835,724	$-	$18,835,724
Total Investments in Securities	$-	$18,835,724	$-	$18,835,724

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(2,915,316)	-	-	(2,915,316)
Total Other Financial Instruments	$(2,915,316)	$-	$-	$(2,915,316)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

U.S. Equity Ex-Dividend Fund—Series 2027

March 31, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$33,899,753	$-	$33,899,753
Total Investments in Securities	$-	$33,899,753	$-	$33,899,753

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,915,515	$-	$-	$1,915,515
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,915,515	$-	$-	$1,915,515

U.S. Equity Ex-Dividend Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$31,392,285	$-	$31,392,285
Total Investments in Securities	$-	$31,392,285	$-	$31,392,285

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,370,127	$-	$-	$1,370,127
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,370,127	$-	$-	$1,370,127

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

March 31, 2021

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

At March 31, 2021 and December 31, 2020, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2020 and for the three months ended March 31, 2021, the Funds did not incur any such interest or penalties.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended March 31, 2021 nor as of and during the period ended March 31, 2020.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The Funds held futures equity contracts as of and for the three-month period ended March 31, 2021 and as of and for the year ended December 31, 2020. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the three-month period ended March 31, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$24,727,781

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$37,239,416
Short futures contracts	$(4,613,340)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

The average volume of futures contracts for the three-month period ended March 31, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund—Series 2027

Derivative	Notional Amount
Long futures contracts	$26,050,421

U.S. Equity Ex-Dividend Fund—Series 2027

Derivative	Notional Amount
Long futures contracts	$30,411,496
Short futures contracts	$(5,203,594)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2021 and December 31, 2020.

U.S. Equity Cumulative Dividends Fund—Series 2027

March 31, 2021 (Unaudited)

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$91,062	$-	$91,062	$-	$-	$91,062
Total	$91,062	$-	$91,062	$-	$-	$91,062

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(20,562)	$-	$(20,562)	$-	$20,562	$-
Total	$(20,562)	$-	$(20,562)	$-	$20,562	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

December 31, 2020 (Audited)

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$31,500	$-	$31,500	$-	$-	$31,500
Total	$31,500	$-	$31,500	$-	$-	$31,500

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(26,250)		$(26,250)	$-	$26,250	$-
Total	$(26,250)		$(26,250)	$-	$26,250	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

U.S. Equity Ex-Dividends Fund—Series 2027

March 31, 2021 (Unaudited)

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$200,500	$-	$200,500	$-	$-	$200,500
Total	$200,500	$-	$200,500	$-	$-	$200,500

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the
				Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(15,500)	$-	$(15,500)	$-	$15,500	$-
Total	$(15,500)	$-	$(15,500)	$-	$15,500	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

December 31, 2020 (Audited)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 4 – AGREEMENTS

Sponsor

On February 26, 2021, the Funds filed a post-effective amendment to the registration statement with the NFA. The NFA accepted and approved this filing on March 3, 2021 (the “Prospectus”). The Funds filed this post-effective amendment with the SEC on March 3, 2021, and the SEC accepted this filing on the same date. Among other things, the Prospectus provides for a unitary fee structure pursuant to which each Fund pays the Sponsor a management fee in consideration of the services provided by the Sponsor and other services provided to each Fund that the Sponsor pays directly (the “Management Fee”). The Sponsor pays for all of the routine operational, administrative, and other ordinary expenses of each Fund as determined by the Sponsor as set forth in the Prospectus any supplements thereto. The Funds will pay for certain other expenses and all of the Funds’ extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus any supplements thereto.

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

March 31, 2021

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

As set forth in the Prospectus, the Dividend Fund pays the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month. The Ex-Dividend Fund pays the Sponsor a Management Fee equal to 0.58% per year of the Ex-Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended March 31, 2021:

Financial Highlights

Three Months Ended March 31, 2021 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund—Series 2027
2021	$9.39	$(0.01)	$0.72	$0.71	$(0.35)	$(0.35)	$9.75	7.61%	$10.30	$22,914	0.87%	0.87%	-0.45%	3%

U.S. Equity Ex-Dividend Fund—Series 2027
2021	$83.94	$(0.12)	$4.81	$4.69	$-	$-	$88.63	5.59%	$88.50	$35,454	0.58%	0.58%	-0.56%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Financial Highlights

Three Months Ended March 31, 2020 (Unaudited)

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	to Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets(3)	Waivers)(3)	Net Assets(3)	Turnover(2)
U.S. Equity Cumulative Dividends Fund—Series 2027
2020	$11.85	$0.02	$(3.28)	$(3.26)	$(0.36)	$(0.36)	$8.23	-28.12%	$8.55	$16,880	0.87%	0.87%	0.85%	23%

U.S. Equity Ex-Dividend Fund—Series 2027
2020	$67.35	$0.13	$(12.23)	$(12.10)	$-	$-	$55.25	-17.97%	$55.31	$22,101	0.58%	0.58%	0.82%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

NOTE 7 – RISK

Principal Risks

A shareholder of the Funds is subject to the risk that his or her investment could lose money. The Funds are subject to the principal risks noted below, any of which may adversely affect a Fund’s NAV, trading price, yield, total return and ability to meet its investment objective. A more complete description of principal risks is included in the Prospectus under the heading “Principal Risks.” This could result in the Funds’ underperformance compared to other funds with similar investment objectives.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

March 31, 2021

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

On May 1, 2020, the Funds filed Supplement No. 2 with the SEC and the NFA to the Prospectus. The NFA accepted and approved Supplement No. 2, and the SEC accepted the filing, on May 1, 2020.

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

The Sponsor is not aware of any other demands, commitments, events or uncertainties that are reasonably likely to result in material changes to the liquidity needs of either Fund. The Sponsor pays for all routine operational, administrative, and other ordinary expenses of each Fund as determined by the Sponsor as set forth in the Prospectus. The Funds pay for certain other expenses and all of the Funds’ extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth in Note 7, above. Shareholders should carefully consider the factors discussed beginning Page 11 “Risk Factors” in our Prospectus dated February 26, 2021 which could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the three months ended March 31, 2021: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: May 14, 2021	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.