Form 10-Q
period 2021-06-30
Metaurus Equity Component Trust
filed 2021-08-16
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38344

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, the Registrant had 3,100,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Financial Condition

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at Fair Value (Cost $25,754,397 and $18,746,186, respectively)	$25,549,146	$18,835,724
Cash and Cash Equivalents	538,613	349,052
Cash Pledged as Collateral on Futures Contracts	1,025,724	739,428
Interest Receivable	45,041	29,704
Variation Margin Receivable on Open Futures Contracts	37,125	31,500
Total Assets	$27,195,649	$19,985,408

Liabilities
Due to Advisor	17,985	14,405
Variation Margin Payable on Open Futures Contracts	64,125	26,250
Income Distribution Payable	317,250	231,000
Total Liabilities	$399,360	$271,655

Shareholders’ Equity
Authorized Participants (2,700,000 Shares and 2,100,000 Shares Outstanding, respectively)	$26,796,289	$19,713,753
Net Asset Value Per Share	$9.92	$9.39
Market Price Per Share	$10.25	$10.08

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedules of Investments (Unaudited)

June 30, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.3%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$4,051,000	$4,334,412
2.250%, 12/31/2023 (1)	3,759,000	3,936,965
2.250%, 11/15/2024 (1)	3,896,000	4,119,564
2.250%, 11/15/2025 (1)	3,974,000	4,229,050
2.125%, 12/31/2022 (1)	3,526,000	3,629,163
2.000%, 12/31/2021 (1)	1,036,000	1,045,981
2.000%, 11/15/2026 (1)	4,030,000	4,254,011

Total U.S. Treasury Obligations
(Cost $25,754,397)		25,549,146

Total Investments - 95.3%
(Cost $25,754,397)		$25,549,146

Percentages are based on net assets of $26,796,289.

A list of the open futures contracts held by the Fund at June 30, 2021, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec21	270	12/20/2021	4,058,560	4,036,500	$(22,060)
S&P 500 Annl Div Dec22	270	12/19/2022	4,138,685	4,198,500	59,815
S&P 500 Annl Div Dec23	270	12/18/2023	4,214,185	4,296,375	82,190
S&P 500 Annl Div Dec24	270	12/23/2024	4,275,185	4,387,500	112,315
S&P 500 Annl Div Dec25	270	12/22/2025	4,346,372	4,431,375	85,003
S&P 500 Annl Div Dec26	270	12/21/2026	4,425,435	4,455,000	29,565
S&P 500 Annl Div Dec27	270	12/20/2027	4,498,060	4,387,500	(110,560)

Net Unrealized Appreciation (Depreciation)					$236,270

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2021 was $10,559,622 or 39.4% of net assets.

 See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 95.5%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$2,650,000	$2,941,655
2.250%, 12/31/2023 (1)	2,441,000	2,593,372
2.250%, 11/15/2024 (1)	2,541,000	2,737,729
2.250%, 11/15/2025 (1)	2,532,000	2,765,122
2.125%, 12/31/2022 (1)	2,438,000	2,535,139
2.000%, 12/31/2021 (1)	2,403,000	2,448,109
2.000%, 11/15/2026 (1)	2,586,000	2,814,598

Total U.S. Treasury Obligations
(Cost $18,746,186)		18,835,724

Total Investments - 95.5%
(Cost $18,746,186)		$18,835,724

Percentages are based on net assets of $19,713,753.

A list of the open futures contracts held by the Fund at December 31, 2020, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec21	210	12/20/2021	3,175,483	2,955,750	$(219,733)
S&P 500 Annl Div Dec22	210	12/19/2022	3,232,545	2,942,625	(289,920)
S&P 500 Annl Div Dec23	210	12/18/2023	3,287,608	2,942,625	(344,983)
S&P 500 Annl Div Dec24	210	12/23/2024	3,344,545	2,932,125	(412,420)
S&P 500 Annl Div Dec25	210	12/22/2025	3,414,608	2,924,250	(490,358)
S&P 500 Annl Div Dec26	210	12/21/2026	3,485,732	2,934,750	(550,982)
S&P 500 Annl Div Dec27	210	12/20/2027	3,552,170	2,945,250	(606,920)

Net Unrealized Appreciation (Depreciation)					$(2,915,316)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $10,797,858 or 54.8% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Investment Income
Interest Income	$25,065	$33,596	$47,421	$132,182

Expenses
Advisory Fees	52,580	40,441	98,907	90,361
Total Expenses	52,580	40,441	98,907	90,361
Net Expenses	52,580	40,441	98,907	90,361
Net Investment Income (Loss)	(27,515)	(6,845)	(51,486)	41,821

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	2,609	536,833	12,109	1,179,977
Net Realized Gain (Loss) on Futures Contracts	-	-	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	77,398	(458,972)	(294,789)	51,607
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	1,245,386	2,854,625	3,151,584	(5,030,187)
Net Realized and Unrealized Gain (Loss) on Investments	1,325,393	2,932,486	2,868,904	(3,798,603)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,297,878	$2,925,641	$2,817,418	$(3,756,782)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operations:
Net Investment Income (Loss)	$(51,486)	$41,821
Net Realized Gain (Loss) on Investments and Futures Contracts	12,109	1,179,977
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	2,856,795	(4,978,580)
Net Increase (Decrease) in Net Assets Resulting from Operations	2,817,418	(3,756,781)

Distributions to Shareholders:
Distributions	(1,645,750)	(1,424,750)
Total Distributions	(1,645,750)	(1,424,750)

Capital Share Transactions:
Issued	5,910,868	-
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	5,910,868	-

Total Increase (Decrease) in Net Assets	7,082,536	(5,181,531)

Net Assets:
Beginning of Period	19,713,753	24,290,529
End of Period	$26,796,289	$19,108,998

Capital Share Transactions:
Beginning of Period	2,100,000	2,050,000
Issued	600,000	-
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	2,700,000	2,050,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$2,817,418	$(3,756,782)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(8,941,464)	(17,323,425)
Proceeds from sale of investments	1,773,710	23,621,014
Accretion of discounts and amortization of premiums	171,652	90,412
Net realized (gain)/loss on investments	(12,109)	(1,179,977)
Net change in unrealized (appreciation)/depreciation on investments	294,789	(51,607)
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	-	-
Interest receivable	(15,337)	20,948
Variation margin receivable on open futures contracts	(5,625)	(123,000)
Increase/(decrease) in operating liabilities
Due to advisor	3,580	(4,458)
Variation margin payable on open futures contracts	37,875	(20,500)
Other accrued expenses	-	(18,157)
Net cash provided by (used in) operating activities	(3,875,511)	1,254,468

Cash Flows from financing activities
Proceeds from capital share issuances	5,910,868	-
Capital share redemptions	-	-
Distributions to shareholders	(1,559,500)	(1,419,625)
Net cash provided by (used in) financing activities	4,351,368	(1,419,625)

Net change in cash and cash equivalents and restricted cash	475,857	(165,157)
Cash, cash equivalents and restricted cash, beginning of period	1,088,480	1,054,845
Cash, cash equivalents and restricted cash, end of period*	$1,564,337	$889,688

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$317,250	$312,625

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Financial Condition

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at Fair Value (Cost $34,896,910 and $31,389,680, respectively)	$34,895,725	$31,392,285
Cash and Cash Equivalents	64,398	63,285
Cash Pledged as Collateral on Futures Contracts	3,488,373	1,890,737
Variation Margin Receivable on Open Futures Contracts	75,500	251,000
Total Assets	$38,523,996	$33,597,307

Liabilities
Due to Advisor	18,082	16,077
Variation Margin Payable on Open Futures Contracts	5,500	6,000
Total Liabilities	$23,582	$22,077

Shareholders’ Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$38,500,414	$33,575,230
Net Asset Value Per Share	$96.25	$83.94
Market Price Per Share	$95.81	$84.13

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedules of Investments (Unaudited)

June 30, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 90.6%
U.S. Treasury Bills (1) (2)
0.033%, 10/07/2021	$34,900,000	$34,895,725
Total U.S. Treasury Obligations
(Cost $34,896,910)		34,895,725

Total Investments - 90.6%
(Cost $34,896,910)		$34,895,725

Percentages are based on net assets of $38,500,414.

A list of the open futures contracts held by the Fund at June 30, 2021, is as follows:

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)

S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(598,000)	$15,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(622,000)	9,004
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(636,500)	8,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(650,000)	10,316
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(656,500)	17,066
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,628)	(660,000)	27,628
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,316)	(650,000)	52,316
E-mini S&P 500 Index Sep 21	200	09/20/2021	42,366,824	42,886,000	519,176

Net Unrealized Appreciation (Depreciation)					$659,513

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2021 was $22,395,520 or 58.2% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 93.5%
U.S. Treasury Bills (1) (2)
0.095%, 05/06/2021	$31,400,000	$31,392,285
Total U.S. Treasury Obligations
(Cost $31,389,680)		31,392,285

Total Investments - 93.5%
(Cost $31,389,680)		$31,392,285

Percentages are based on net assets of $33,575,230.

Type of Contract	Number of Contracts Long/(Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(563,000)	$50,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(560,500)	70,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(560,500)	84,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(558,500)	101,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(557,000)	116,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(559,000)	128,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(561,000)	141,317
S&P 500 Index Mar 21	200	03/22/2021	36,811,712	37,488,000	676,288

Net Unrealized Appreciation (Depreciation)					$1,370,127

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $22,393,280 or 66.7% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Investment Income
Interest Income (Expense)	$(2,407)	$15,072	$(808)	$104,549

Expenses
Advisory Fees	54,104	36,264	103,187	73,328
Total Expenses	54,104	36,264	103,187	73,328
Net Expenses	54,104	36,264	103,187	73,328
Net Investment Income (Loss)	(56,511)	(21,192)	(103,995)	31,221

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	1,652	(41)	1,766	49,941
Net Realized Gain (Loss) on Futures Contracts	4,361,352	3,447,084	5,741,816	(1,126,264)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(3,888)	(13,208)	(3,791)	(260)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(1,256,000)	1,307,500	(710,612)	924,432
Net Realized and Unrealized Gain (Loss) on Investments	3,103,116	4,741,335	5,029,179	(152,151)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,046,605	$4,720,143	$4,925,184	$(120,930)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operations:
Net Investment Income (Loss)	$(103,995)	$31,222
Net Realized Gain (Loss) on Investments and Futures Contracts	5,743,582	(1,076,322)
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(714,403)	924,172
Net Increase (Decrease) in Net Assets Resulting from Operations	4,925,184	(120,929)

Capital Share Transactions:
Issued	-	-
Redeemed	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-

Total Increase (Decrease) in Net Assets	4,925,184	(120,929)

Net Assets:
Beginning of period	33,575,230	26,941,802
End of period	$38,500,414	$26,820,873

Capital Share Transactions:
Beginning of Period	400,000	400,000
Issued	-	-
Shares Outstanding from Capital Share Transactions	400,000	400,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$4,925,184	$(120,930)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(39,394,021)	(35,761,942)
Proceeds from sale of investments	35,899,740	35,971,964
Accretion of discounts and amortization of premiums	(11,184)	(108,024)
Net realized (gain)/loss on investments	(1,766)	(49,941)
Net change in unrealized (appreciation)/depreciation on investments	3,791	260
(Increase)/decrease in operating assets
Cash pledged as collateral on futures contracts	-	-
Variation margin receivable on open futures contracts	175,500	(344,000)
Increase/(decrease) in operating liabilities
Due to advisor	2,005	(292)
Payable for securities purchased	-	499,721
Variation margin payable on open futures contracts	(500)	24,000
Other accrued expenses	-	(23,887)
Net cash provided by (used in) operating activities	1,598,749	86,929

Cash Flows from financing activities
Proceeds from capital share issuances	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents and restricted cash	1,598,749	86,929
Cash, cash equivalents and restricted cash, beginning of period	1,954,022	1,134,308
Cash, cash equivalents and restricted cash, end of period*	$3,552,771	$1,221,237

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at June 30, 2021 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

June 30, 2021

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

The following table summarizes the inputs used to value the Funds’ investments at June 30, 2021 and December 31, 2020 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund—Series 2027

June 30, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$25,549,146	$-	$25,549,146
Total Investments in Securities	$-	$25,549,146	$-	$25,549,146

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$368,890	$-	$-	$368,890
Unrealized Depreciation	(132,619)	-	-	(132,619)
Total Other Financial Instruments	$236,270	$-	$-	$236,270

U.S. Equity Cumulative Dividends Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,835,724	$-	$18,835,724
Total Investments in Securities	$-	$18,835,724	$-	$18,835,724

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	$(2,915,316)	$-	$-	$(2,915,316)
Total Other Financial Instruments	$(2,915,316)	$-	$-	$(2,915,316)

*	Futures contracts are presented at the unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

U.S. Equity Ex-Dividend Fund—Series 2027

June 30, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$34,895,725	$-	$34,895,725
Total Investments in Securities	$-	$34,895,725	$-	$34,895,725

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$659,513	$-	$-	$659,513
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$659,513	$-	$-	$659,513

U.S. Equity Ex-Dividend Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$31,392,285	$-	$31,392,285
Total Investments in Securities	$-	$31,392,285	$-	$31,392,285

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,370,127	$-	$-	$1,370,127
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,370,127	$-	$-	$1,370,127

*	Futures contracts are presented at the unrealized appreciation (depreciation) on the instrument.

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

June 30, 2021

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

At June 30, 2021 and December 31, 2020, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2020 and for the six months ended June 30, 2021, the Funds did not incur any such interest or penalties.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended June 30, 2021 nor as of and during the period ended June 30, 2020.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The Funds held futures equity contracts as of and for the six-month period ended June 30, 2021 and as of and for the year ended December 31, 2020. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the six-month period ended June 30, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$26,426,520

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$38,379,120
Short futures contracts	$(4,613,340)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

The average volume of futures contracts for the six-month period ended June 30, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund—Series 2027

Derivative	Notional Amount
Long futures contracts	$26,050,421

U.S. Equity Ex-Dividend Fund—Series 2027

Derivative	Notional Amount
Long futures contracts	$29,404,102
Short futures contracts	$(5,203,594)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2021 and December 31, 2020.

U.S. Equity Cumulative Dividends Fund—Series 2027

June 30, 2021 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Assets	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$37,125	$-	$37,125	$-	$-	$37,125
Total	$37,125	$-	$37,125	$-	$-	$37,125

Offsetting of Derivative Liabilities

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(64,125)	$-	$(64,125)	$-	$64,125	$-
Total	$(64,125)	$-	$(64,125)	$-	$64,125	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

December 31, 2020 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Assets	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$31,500	$-	$31,500	$-	$-	$31,500
Total	$31,500	$-	$31,500	$-	$-	$31,500

Offsetting of Derivative Liabilities

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(26,250)	$-	$(26,250)	$-	$26,250	$-
Total	$(26,250)	$-	$(26,250)	$-	$26,250	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

U.S. Equity Ex-Dividends Fund—Series 2027

June 30, 2021 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Assets	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$75,500	$-	$75,500	$-	$-	$75,500
Total	$75,500	$-	$75,500	$-	$-	$75,500

Offsetting of Derivative Liabilities

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(5,500)	$-	$(5,500)	$-	$5,500	$-
Total	$(5,500)	$-	$(5,500)	$-	$5,500	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

December 31, 2020 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Assets	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$251,000	$-	$251,000	$-	$-	$251,000
Total	$251,000	$-	$251,000	$-	$-	$251,000

Offsetting of Derivative Liabilities

		Gross Amounts Offset in the	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	Statement	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(6,000)	$-	$(6,000)	$-	$6,000	$-
Total	$(6,000)	$-	$(6,000)	$-	$6,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE 4 – AGREEMENTS

Sponsor

Among other things, the prospectus dated July 9, 2021 (the “Prospectus”) provides for a unitary fee structure pursuant to which each Fund pays the Sponsor a management fee in consideration of the services provided by the Sponsor and other services provided to each Fund that the Sponsor pays directly (the “Management Fee”). The Sponsor pays for all of the routine operational, administrative, and other ordinary expenses of each Fund as determined by the Sponsor as set forth in the Prospectus any supplements thereto. The Funds will pay for certain other expenses and all of the Funds’ extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus any supplements thereto.

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

June 30, 2021

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended June 30, 2021:

Financial Highlights

Three Months Ended June 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers (3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2021	$9.75	$(0.01)	$0.52	$0.51	$(0.34)	$(0.34)	$9.92	5.29%	$10.25	$26,796	0.87%	0.87%	-0.46%	5%

U.S. Equity Ex-Dividend Fund─Series 2027
2021	$88.63	$(0.14)	$7.76	$7.62	$-	$-	$96.25	8.60%	$95.81	$38,500	0.58%	0.59%	-0.61%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Six Months Ended June 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers(3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2021	$9.39	$(0.02)	$1.24	$1.22	$(0.69)	$(0.69)	$9.92	13.31%	$10.25	$26,796	0.87%	0.87%	-0.45%	8%

U.S. Equity Ex-Dividend Fund─Series 2027
2021	$83.94	$(0.26)	$12.57	$12.31	$-	$-	$96.25	14.67%	$95.81	$38,500	0.58%	0.58%	-0.59%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Financial Highlights

Three Months Ended June 30, 2020 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$8.23	$(0.00)	$1.43	$1.43	$(0.34)	$(0.34)	$9.32	17.50%	$9.67	$19,109	0.87%	0.87%	-0.15%	57%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$55.25	$(0.05)	$11.85	$11.80	$-	$-	$67.05	21.36%	$66.69	$26,821	0.58%	0.59%	-0.34%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Six Months Ended June 30, 2020 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund─Series 2027
2020	$11.85	$0.02	$(1.86)	$(1.84)	$(0.70)	$(0.70)	$9.32	-15.54%	$9.67	$19,109	0.87%	0.87%	0.40%	84%

U.S. Equity Ex-Dividend Fund─Series 2027
2020	$67.35	$0.08	$(0.30)	$-	$-	$-	$67.05	-0.45%	$66.69	$26,281	0.58%	0.58%	0.25%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

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

June 30, 2021

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of Metaurus Equity Component Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q, as well as the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth in Note 7, above. Shareholders should carefully consider the factors discussed beginning Page 11 “Risk Factors” in the Prospectus which could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the six months ended June 30, 2021: 0 Baskets were redeemed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 16, 2021	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.