Form 10-Q
period 2021-09-30
Metaurus Equity Component Trust
filed 2021-11-15
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, the Registrant had 3,870,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at Fair Value (Cost $30,708,977 and $18,746,186, respectively)	$30,449,028	$18,835,724
Cash and Cash Equivalents	469,596	349,052
Cash Pledged as Collateral on Futures Contracts	611,812	739,428
Interest Receivable	214,287	29,704
Variation Margin Receivable on Open Futures Contracts	-	31,500
Total Assets	$31,744,723	$19,985,408

Liabilities
Due to Advisor	21,084	14,405
Variation Margin Payable on Open Futures Contracts	92,000	26,250
Income Distribution Payable	376,000	231,000
Total Liabilities	$489,084	$271,655

Shareholders’ Equity
Authorized Participants (3,200,000 Shares and 2,100,000 Shares Outstanding, respectively)	$31,255,639	$19,713,753
Net Asset Value Per Share	$9.77	$9.39
Market Price Per Share	$10.57	$10.08

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedule of Investments

September 30, 2021 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.4%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$5,136,000	$5,461,213
2.250%, 12/31/2023 (1)	4,509,000	4,701,689
2.250%, 11/15/2024 (1)	4,731,000	4,981,041
2.250%, 11/15/2025 (1)	4,874,000	5,156,730
2.125%, 12/31/2022 (1)	4,241,000	4,346,363
2.000%, 12/31/2021 (1)	536,000	538,593
2.000%, 11/15/2026 (1)	5,015,000	5,263,399

Total U.S. Treasury Obligations (Cost $30,708,977)		30,449,028

Total Investments - 97.4% (Cost $30,708,977)		$30,449,028

Percentages are based on net assets of $31,255,639

A list of the open futures contracts held by the Fund at September 30, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec21	320	12/20/2021	4,804,422	4,768,000	$(36,422)
S&P 500 Annl Div Dec22	320	12/19/2022	4,926,422	5,060,000	$133,578
S&P 500 Annl Div Dec23	320	12/18/2023	5,027,485	5,212,000	$184,515
S&P 500 Annl Div Dec24	320	12/23/2024	5,103,610	5,288,000	$184,390
S&P 500 Annl Div Dec25	320	12/22/2025	5,184,797	5,340,000	$155,203
S&P 500 Annl Div Dec26	320	12/21/2026	5,275,110	5,376,000	$100,890
S&P 500 Annl Div Dec27	320	12/20/2027	5,356,734	5,428,000	$71,266

Net Unrealized Appreciation (Depreciation)					$793,420

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended September 30, 2021 was $10,237,069 or 32.8% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Schedule of Investments

December 31, 2020 (Audited)

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

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Investment Income
Interest Income	$31,954	$19,825	$79,375	$152,007

Expenses
Advisory Fees	61,280	41,951	160,188	132,312
Total Expenses	61,280	41,951	160,188	132,312
Net Expenses	61,280	41,951	160,188	132,312
Net Investment Income (Loss)	(29,326)	(22,126)	(80,813)	19,695

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	170	16,477	12,280	1,196,454
Net Realized Gain (Loss) on Futures Contracts	-	-	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(54,698)	(3,258)	(349,488)	48,348
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	557,150	448,437	3,708,735	(4,581,748)
Net Realized and Unrealized Gain (Loss) on Investments	502,622	461,656	3,371,527	(3,336,946)
Net Increase (Decrease) in Net Assets Resulting from Operations	$473,296	$439,530	$3,290,714	$(3,317,251)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operations:
Net Investment Income (Loss)	$(80,813)	$19,695
Net Realized Gain (Loss) on Investments and Futures Contracts	12,280	1,196,454
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	3,359,247	(4,533,400)
Net Increase (Decrease) in Net Assets Resulting from Operations	3,290,714	(3,317,251)

Distributions to Shareholders:
Distributions	(2,657,250)	(2,065,375)
Total Distributions	(2,657,250)	(2,065,375)

Capital Share Transactions:
Issued	10,908,422	-
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	10,908,422	-

Total Increase (Decrease) in Net Assets	11,541,886	(5,382,626)

Net Assets:
Beginning of Period	19,713,753	24,290,529
End of Period	$31,255,639	$18,907,903

Capital Share Transactions:
Beginning of Period	2,100,000	2,050,000
Issued	1,100,000	-
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	3,200,000	2,050,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$3,290,714	$(3,317,251)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(14,503,816)	(18,539,876)
Proceeds from sale of investments	2,276,738	24,755,671
Accretion of discounts and amortization of premiums	276,566	157,357
Net realized (gain)/loss on investments	(12,280)	(1,196,454)
Net change in unrealized (appreciation)/depreciation on investments	349,488	(48,350)
(Increase)/decrease in operating assets
Interest Receivable	(184,583)	(72,100)
Variation margin receivable on open futures contracts	31,500	-
Increase/(decrease) in operating liabilities
Due to Advisor	6,679	(4,504)
Variation margin payable on open futures contracts	65,750	(2,563)
Other accrued expenses	-	(86,737)
Net cash provided by (used in) operating activities	(8,403,244)	1,645,193

Cash Flows from financing activities
Proceeds from capital share issuances	10,908,422	-
Distributions to shareholders	(2,512,250)	(2,157,625)
Net cash provided by (used in) financing activities	8,396,172	(2,157,625)

Net change in cash and cash equivalents and restricted cash	(7,072)	(512,432)
Cash, cash equivalents and restricted cash, beginning of period	1,088,480	1,054,845
Cash, cash equivalents and restricted cash, end of period*	$1,081,408	$542,413

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	$376,000	$215,250

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at Fair Value (Cost $34,899,810 and $31,389,680, respectively)	$34,899,810	$31,392,285
Cash and Cash Equivalents	107,365	63,285
Cash Pledged as Collateral on Futures Contracts	4,057,937	1,890,737
Variation Margin Receivable on Open Futures Contracts	11,500	251,000
Total Assets	$39,076,612	$33,597,307

Liabilities
Due to Advisor	19,102	16,077
Variation Margin Payable on Open Futures Contracts	520,000	6,000
Total Liabilities	$539,102	$22,077

Shareholders’ Equity
Authorized Participants (400,000 Shares and 400,000 Shares Outstanding, respectively)	$38,537,510	$33,575,230
Net Asset Value Per Share	$96.34	$83.94
Market Price Per Share	$97.01	$84.13

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedule of Investments

September 30, 2021 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 90.6%
U.S. Treasury Bills (1) (2)
0.032%, 10/07/2021	$34,900,000	$34,899,810
Total U.S. Treasury Obligations (Cost $34,899,810)		34,899,810

Total Investments - 90.6% (Cost $34,899,810)		$34,899,810

Percentages are based on net assets of $38,537,510.

A list of the open futures contracts held by the Fund at September 30, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec21	(40)	12/20/2021	(613,816)	(596,000)	17,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(632,500)	(1,496)
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(651,500)	(6,809)
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(661,000)	(684)
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(667,500)	6,066
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(672,000)	15,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(678,500)	23,817
E-mini S&P 500 Index Dec21	200	12/20/2021	45,034,324	42,977,500	(2,056,824)

Net Unrealized Appreciation (Depreciation)					$(2,002,485)

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended September 30, 2021 was $22,397,760 or 58.1% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Schedule of Investments

December 31, 2020 (Audited)

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

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Investment Income
Interest Income (Expense)	$(2,388)	$3,210	$(3,196)	$107,759

Expenses
Advisory Fees	58,054	42,189	161,241	115,517
Total Expenses	58,054	42,189	161,241	115,517
Net Expenses	58,054	42,189	161,241	115,517
Net Investment Income (Loss)	(60,442)	(38,979)	(164,437)	(7,758)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	-	372	1,766	50,314
Net Realized Gain (Loss) on Futures Contracts	2,758,352	3,199,580	8,500,168	2,073,315
Net Change in Unrealized Appreciation (Depreciation) on Investments	1,186	1,926	(2,605)	1,666
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(2,662,000)	(569,004)	(3,372,612)	355,429
Net Realized and Unrealized Gain (Loss) on Investments	97,538	2,632,874	5,126,717	2,480,724
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,096	$2,593,895	$4,962,280	$2,472,966

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operations:
Net Investment Income (Loss)	$(164,437)	$(7,758)
Net Realized Gain (Loss) on Investments and Futures Contracts	8,501,934	2,123,629
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(3,375,217)	357,095
Net Increase (Decrease) in Net Assets Resulting from Operations	4,962,280	2,472,966

Capital Share Transactions:
Issued	-	-
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	-

Total Increase (Decrease) in Net Assets	4,962,280	2,472,966

Net Assets:
Beginning of Period	33,575,230	26,941,802
End of Period	$38,537,510	$29,414,768

Capital Share Transactions:
Beginning of Period	400,000	400,000
Issued	-	-
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	400,000	400,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund—Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$4,962,280	$2,472,966
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(39,394,020)	(42,360,092)
Proceeds from sale of investments	35,899,741	39,871,235
Accretion of discounts and amortization of premiums	(14,085)	(118,522)
Net realized (gain)/loss on investments	(1,766)	(50,314)
Net change in unrealized (appreciation)/depreciation on investments	2,605	(1,666)
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	239,500	(105,500)
Increase/(decrease) in operating liabilities
Due to Advisor	3,025	979
Variation margin payable on open futures contracts	514,000	-
Other accrued expenses	-	(91,007)
Net cash provided by (used in) operating activities	2,211,280	(381,921)

Cash Flows from financing activities
Proceeds from capital share issuances	-	-
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents and restricted cash	2,211,280	(381,921)
Cash, cash equivalents and restricted cash, beginning of period	1,954,022	1,134,308
Cash, cash equivalents and restricted cash, end of period*	$4,165,302	$752,387

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of each Fund at September 30, 2021 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

September 30, 2021

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

The following table summarizes the inputs used to value the Funds’ investments at September 30, 2021 and December 31, 2020 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund—Series 2027

September 30, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$30,449,028	$-	$30,449,028
Total Investments in Securities	$-	$30,449,028	$-	$30,449,028

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$829,842	$-	$-	$829,842
Unrealized Depreciation	(36,422)	-	-	(36,422)
Total Other Financial Instruments	$793,420	$-	$-	$793,420

U.S. Equity Cumulative Dividends Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,835,724	$-	$18,835,724
Total Investments in Securities	$-	$18,835,724	$-	$18,835,724

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	(2,915,316)	-	-	(2,915,316)
Total Other Financial Instruments	$(2,915,316)	$-	$-	$(2,915,316)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

U.S. Equity Ex-Dividend Fund—Series 2027

September 30, 2021 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$34,899,810	$-	$34,899,810
Total Investments in Securities	$-	$34,899,810	$-	$34,899,810

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$63,328	$-	$-	$63,328
Unrealized Depreciation	(2,065,813)	-	-	(2,065,813)
Total Other Financial Instruments	$(2,002,485)	$-	$-	$(2,002,485)

U.S. Equity Ex-Dividend Fund—Series 2027

December 31, 2020 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$31,392,285	$-	$31,392,285
Total Investments in Securities	$-	$31,392,285	$-	$31,392,285

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,370,127	$-	$-	$1,370,127
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,370,127	$-	$-	$1,370,127

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

September 30, 2021

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

At September 30, 2021 and December 31, 2020, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2020 and for the nine months ended September 30, 2021, the Funds did not incur any such interest or penalties.

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

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the period ended September 30, 2021 nor as of and during the period ended September 30, 2020.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The Funds held futures equity contracts as of and for the nine-month period ended September 30, 2021 and as of and for the year ended December 31, 2020. The value and detail of these contracts are disclosed on each fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for the nine-month period ended September 30, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$28,365,952

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$40,004,744
Short futures contracts	$(4,613,340)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2021 and December 31, 2020.

U.S. Equity Cumulative Dividends Fund—Series 2027

September 30, 2021 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(92,000)	$-	$(92,000)	$-	$92,000	$-
Total	$(92,000)	$-	$(92,000)	$-	$92,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

December 31, 2020 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$31,500	$-	$31,500	$-	$-	$31,500
Total	$31,500	$-	$31,500	$-	$-	$31,500

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(26,250)	$-	$(26,250)	$-	$26,250	$-
Total	$(26,250)	$-	$(26,250)	$-	$26,250	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

U.S. Equity Ex-Dividends Fund—Series 2027

September 30, 2021 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$11,500	$-	$11,500	$-	$-	$11,500
Total	$11,500	$-	$11,500	$-	$-	$11,500

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(520,000)	$-	$(520,000)	$-	$520,000	$-
Total	$(520,000)	$-	$(520,000)	$-	$520,000	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

December 31, 2020 (Audited)

Offsetting of Derivative Assets

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$251,000	$-	$251,000	$-	$-	$251,000
Total	$251,000	$-	$251,000	$-	$-	$251,000

Offsetting of Derivative Liabilities

		Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset in the
	Gross	in the	in the	Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(6,000)	$-	$(6,000)	$-	$6,000	$-
Total	$(6,000)	$-	$(6,000)	$-	$6,000	$-

(a)	These amounts are limited to the derivatives asset/liability balance and, accordingly, do not include excess collateral received/pledged.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended September 30, 2021:

Financial Highlights

Three Months Ended September 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027
2021	$9.92	$(0.01)	$0.21	$0.20	$(0.35)	$(0.35)	$9.77	1.98%	$10.57	$31,256	0.87%	0.87%	-0.42%	2%

U.S. Equity Ex-Dividend Fund—Series 2027
2021	$96.25	$(0.15)	$0.24	$0.09	$-	$-	$96.34	0.09%	$97.01	$38,538	0.58%	0.58%	-0.60%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Nine Months Ended September 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027
2021	$9.39	$(0.03)	$1.42	$1.39	$(1.01)	$(1.01)	$9.77	15.55%	$10.57	$31,256	0.87%	0.87%	-0.44%	10%

U.S. Equity Ex-Dividend Fund—Series 2027
2021	$83.94	$(0.41)	$12.81	$12.40	$-	$-	$96.34	14.77%	$97.01	$38,538	0.58%	0.58%	-0.59%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

Financial Highlights

Three Months Ended September 30, 2020 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027 *
2020	$9.32	$(0.01)	$0.22	$0.21	$(0.31)	$(0.31)	$9.22	2.28%	$9.49	$18,908	0.87%	0.87%	-0.46%	5%

U.S. Equity Ex-Dividend Fund—Series 2027 *
2020	$67.05	$(0.10)	$6.59	$6.49	$-	$-	$73.54	9.68%	$73.36	$29,415	0.58%	0.58%	-0.53%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Nine Months Ended September 30, 2020 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027 *
2020	$11.85	$0.01	$(1.63)	$(1.62)	$(1.01)	$(1.01)	$9.22	-13.61%	$9.49	$18,908	0.87%	0.87%	0.13%	91%

U.S. Equity Ex-Dividend Fund—Series 2027 *
2020	$67.35	$(0.02)	$6.21	$6.19	$-	$-	$73.54	9.19%	$73.36	$29,415	0.58%	0.58%	-0.04%	0%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

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

September 30, 2021

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

September 30, 2021

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

NOTE 8 – SUBSEQUENT EVENTS

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. The Ex-Dividend Fund will no longer accept creation and redemption orders after December 9, 2021. Trading in the Ex-Dividend Fund shares will be suspended following the market close on December 10, 2021. Proceeds of the liquidation are currently scheduled to be sent to shareholders on or about December 17, 2021.

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

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. The Ex-Dividend Fund will no longer accept creation and redemption orders after December 9, 2021. Trading in the Ex-Dividend Fund shares will be suspended following the market close on December 10, 2021. Proceeds of the liquidation are currently scheduled to be sent to shareholders on or about December 17, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the nine months ended September 30, 2021: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: November 15, 2021	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.