Form 10-K
period 2021-12-31
Metaurus Equity Component Trust
filed 2022-03-30
CIK 1688487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38344

METAURUS EQUITY COMPONENT TRUST
(Exact Name of Registrant as Specified in its Charter)

Delaware	35-2594229 30-0987130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Metaurus Advisors LLC 22 Hudson Place, Third Floor Hoboken, New Jersey	07030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 683-7979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of U.S. Equity Cumulative Dividends Fund – Series 2027	IDIV	NYSE Arca, Inc.
Shares of U.S. Equity Ex-Dividend Fund – Series 2027	XDIV	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of March 23, 2022, the Registrant had 3,800,000 shares outstanding.

i

Part I

Item 1. Business

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has one series or fund traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund–Series 2027 (the “Dividend Fund”). (The Trust previously also had a second series or fund traded on the NYSE Arca – U.S. Equity Ex-Dividend Fund–Series 2027 (the “Ex-Dividend Fund”) which was liquidated on December 17, 2021.) Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves/served as the sponsor, commodity pool operator and commodity trading advisor of both the Dividend Fund and Ex-Dividend Fund (each a “Fund” or “ETF”, collectively the “Funds” or “ETFs”). Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

The Trust has had no investment operations prior to February 5, 2018 other than matters relating to its organization, the registration of each series/Fund under the Securities Act of 1933, as amended, and matters relating to their establishment and the capital contribution by the Sponsor of $1,000 to each Fund on December 22, 2017.

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. Trading in XDIV shares was suspended following the market close on December 10, 2021, and XDIV was liquidated on December 17, 2021.

The investment objective of the ETFs is/was to employ a passive management, or indexing, investment approach designed to correspond to the performance of each underlying index, before fees and expenses.

Individual Shares of the Dividend Fund may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the Dividend Fund. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the Dividend Fund. Shares of the Dividend Fund are listed and traded on the NYSE Arca, Inc. exchange. The Dividend Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the Dividend Fund’s current Prospectus and any prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAVs of the ETFs.

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

The Ex-Dividend Fund sought investment results that, before fees and expenses, corresponded to the performance of the Solactive® U.S. Equity Ex-Dividends Index—Series 2027 (the “Solactive Ex-Dividend Index”). The Ex-Dividend Fund sought to track the Solactive Ex-Dividend Index so as to provide Shareholders with returns that are equivalent to the performance of 0.25 shares of SPDR S&P 500 exchange-traded fund (“SPY”) less the value of current and future expected ordinary cash dividends to be paid on the S&P 500 constituent companies over the term of the Ex-Dividend Fund. SPY is an exchange-traded fund that seeks to track the S&P 500. The Ex-Dividend Fund sought to replicate the performance of SPY through owning long positions in quarterly S&P 500 Index futures contracts traded on the CME (“S&P 500 Index Futures Contracts”) rather than shares of SPY. Additionally, the Ex-Dividend Fund intended to track the performance of the Solactive Ex-Dividend Index by selling S&P 500 Dividend Futures Contracts. The Ex-Dividend Fund also held Treasury Securities, cash and/or cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. The Funds maintain deposits with financial institutions in amounts that may, at times, exceed the insured limits under applicable law.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills and cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of, and during the period ended December 31, 2021, or December 17, 2021.

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

The Funds issued and redeemed, and the Dividend Fund will continue to issue and redeem, Shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Funds’ Prospectus and any prospectus supplements thereto. As noted above, XDIV was liquidated on December 17, 2021. The Dividend Fund intends to continue to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Dividend Fund may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

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

Item 1A. Risk Factors

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ financial statements and the related notes, and the factors discussed beginning Page 11 “Risk Factors” in our prospectus dated July 9, 2021, and all subsequent supplements thereto, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Fund	Fiscal Year 2021
U.S. Equity Cumulative Dividends Fund–Series 2027	High	Low
First Quarter	$13.48	$9.52
Second Quarter	11.05	10.00
Third Quarter	11.19	10.11
Fourth Quarter	10.74	9.55

As of December 31, 2021, IDIV had approximately 3,400 shareholders.

Fund	For the period from January 1, 2021 to December 10, 2021
U.S. Equity Ex-Dividend Fund–Series 2027	High	Low
First Quarter	$93.05	$82.00
Second Quarter	96.72	89.53
Third Quarter	102.93	95.09
Fourth Quarter	106.95	95.80

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. Trading in XDIV shares was suspended following the market close on December 10, 2021, and XDIV was liquidated on December 17, 2021.

Dividend distributions

IDIV made $1.4025 per share distributions to shareholders during the fiscal period ended December 31, 2021. The following table sets forth, for each month, the distribution per share in 2021.

Month	Dividend Distribution per Share
January 2021	$0.0950
February 2021	$0.1300
March 2021	$0.1275
April 2021	$0.0825
May 2021	$0.1400
June 2021	$0.1175
July 2021	$0.0850
August 2021	$0.1450
September 2021	$0.1175
October 2021	$0.0925
November 2021	$0.1475
December 2021	$0.1225
Total	$1.4025

XDIV has not made and does not currently intend to make dividend distributions to its shareholders.

Issuer Purchase of Shares

IDIV and XDIV do not purchase shares directly from their shareholders. In connection with their redemption of baskets held by authorized participants, IDIV redeemed 0 baskets for the twelve months ended December 31, 2021. XDIV was liquidated on December 17, 2021 and all outstanding shares were redeemed as of that date.

Item 6. [Reserved].

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

The Dividend Fund has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Dividend Fund assumes no obligation to update any such forward-looking statements. Although the Dividend Fund undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Dividend Fund may make directly to them or through reports that the Dividend Fund files in the future with the SEC, including annual reports on Form 10-K, and quarterly reports on Form 10-Q.

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

The Funds filed a post-effective amendment to the registration statement with the SEC and NFA on July 9, 2021, which was accepted by the NFA on July 13, 2021, and declared effective by the SEC on July 15, 2021. The registration statement is dated July 9, 2021.

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. Trading in the Ex-Dividend Fund’s shares was suspended following the market close on December 10, 2021, and the Fund was liquidated on December 17, 2021.

On December 13, 2021, the Funds filed Supplement No. 1. The SEC and NFA accepted and approved the supplement on the same day.

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

The Ex-Dividend Fund was a passive, unleveraged fund that sought to track the Solactive U.S. Ex-Dividends Index - Series 2027 (the “Ex-Dividends Index”). The Ex-Dividends Index (and the Ex-Dividend Fund) sought to gain exposure to U.S. equities at a discounted price by holding 100% of its assets in short-term U.S. Treasury securities and cash and gaining exposure to the U.S. equity market by holding long positions in S&P 500 Index futures and short positions in S&P 500 dividend futures contracts. The short positions in the dividend futures contracts allowed the fund to access index exposure at a discount to purchasing shares of the index itself.

The Dividend Fund continuously offers and redeems and the Ex-Dividend Fund continually offered and redeemed, its Shares in blocks of Shares as set forth in the Prospectus and any prospectus supplements thereto (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Dividend Fund are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Dividend Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Funds, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Funds’ Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Funds also maintain cash positions to fund certain fees and expenses of the Funds. The percentage that U.S. Treasury bills and other short-term cash positions held by the Funds can be expected to vary from period to period as the market values of the underlying futures contracts change. During the years ended December 31, 2021, 2020, 2019 and the period ended December 31, 2018, IDIV earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2021	Interest Income Year Ended December 31, 2020	Interest Income Year Ended December 31, 2019	Interest Income January 17, 2018 (commencement of operations) to Year Ended December 31, 2018
U.S. Equity Cumulative Dividends Fund—Series 2027	$122,879	$171,791	$280,311	$105,656

During the period ended December 17, 2021 (date of liquidation) and years ended December 31, 2020, 2019 and the period ended December 31, 2018, XDIV earned interest income as follows:

Fund	Interest Income (expense) January 1, 2021 to December 17, 2021 (date of liquidation)	Interest Income Year Ended December 31, 2020	Interest Income Year Ended December 31, 2019	Interest Income January 17, 2018 (commencement of operations) to Year Ended December 31, 2018
U.S. Equity Ex-Dividend Fund—Series 2027	$(5,663)	$109,517	$424,959	$226,829

Fund Performance

The following table provides summary performance information for IDIV and XDIV Fund for the years ended December 31, 2021, 2020, 2019 and the period ended December 31, 2018

U.S. Equity Cumulative Dividends Fund—Series 2027	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
NAV beginning of period	$19,713,753	$24,290,529	$4,526,860	$1,000
NAV end of period	$33,762,330	$19,713,753	$24,290,529	$4,526,860
Shares outstanding beginning of period	2,100,000	2,050,000	400,000	-
Shares outstanding end of period	3,550,000	2,100,000	2,050,000	400,000
Shares created	1,450,000	50,000	1,750,000	400,000
Shares redeemed	-	-	100,000	-
Distribution	$(3,944,125)	$(2,757,625)	$1,796,625	$395,000
Per share NAV beginning of period	$9.39	$11.85	$11.32	$13.73
Per share NAV end of period	$9.51	$9.39	$11.85	$11.32
Total Return Percentage	16.75%	-8.75%	16.72%	-10.08%

U.S. Equity Ex-Dividend Fund—Series 2027	January 1, 2021 to December 17, 2021 (date of liquidation)		Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
NAV beginning of period	$33,575,230		$26,941,802	$12,495,827	$1,000
NAV end of period	$-		$33,575,230	$26,941,802	$12,495,827
Shares outstanding beginning of period	400,000		400,000	250,000	-
Shares outstanding end of period	-		400,000	400,000	250,000
Shares created	-		-	150,000	250,000
Shares redeemed	400,000		-	-	-
Distribution	-		-	-	-
Per share NAV beginning of period	$83.94		$67.35	$49.98	$51.48
Per share NAV end of period	$106.32	*	$83.94	$67.35	$49.98
Total Return Percentage	26.67%		24.63%	34.75%	-2.91%

*Liquidating NAV

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors.

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulations S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulations S-K is set forth below in this Item 8.

Statements of Operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2021, 2020, 2019 and 2018 for each fund and the years or period ended December 31, 2021, 2020, 2019 and 2018 for each fund.

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Year Ended December 31, 2021
Net investment income (loss)	$(23,972)	$(27,515)	$(29,326)	$(31,042)	$(111,855)
Net realized and unrealized gain (loss)	$1,543,511	$1,325,393	$502,622	$387,122	$3,758,648
Net income (loss)	$1,519,539	$1,297,878	$473,296	$356,080	$3,646,793
Net income (loss) Per share	$0.71	$0.51	$0.20	$0.10	$1.52

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Year Ended December 31, 2020
Net investment income (loss)	$48,666	$(6,845)	$(22,126)	$(21,665)	$(1,970)
Net realized and unrealized gain (loss)	$(6,731,088)	$2,932,486	$461,656	$1,053,717	$(2,283,229)
Net income (loss)	$(6,682,422)	$2,925,641	$439,530	$1,032,052	$(2,285,199)
Net income (loss) Per share	$(3.26)	$1.43	$0.21	$0.50	$(1.12)

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net investment income (loss)	$20,570	$22,226	$59,896	$56,385	$159,076
Net realized and unrealized gain (loss)	$386,859	$59,706	$(637,621)	$1,441,285	$1,250,229
Net income (loss)	$407,429	$81,932	$(577,725)	$1,497,670	$1,409,305
Net income (loss) Per share	$1.09	$0.29	$(0.28)	$0.73	$1.83

U.S. Equity Cumulative Dividends Fund—Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net realized and unrealized gain (loss)	$81,987	$(125,481)	$90,373	$(605,409)	$(558,530)
Net income (loss)	$75,942	$(117,945)	$117,462	$(598,831)	$(523,372)
Net income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

U.S. Equity Ex-Dividend Fund—Series 2027	March 31, 2021	June 30, 2021	September 30, 2021	October 1, 2021 to December 17, 2021 (date of liquidation)	January 1, 2021 through December 17, 2021 (date of liquidation)
Net investment income (loss)	$(47,484)	$(56,511)	$(60,442)	$(43,930)	$(208,367)
Net realized and unrealized gain (loss)	$1,926,063	$3,103,116	$97,538	$3,222,738	$8,349,455
Net income (loss)	$1,878,579	$3,046,605	$37,096	$3,178,808	$8,141,088
Net income (loss) Per share	$4.69	$7.62	$0.09	$9.99	$22.39

U.S. Equity Ex-Dividend Fund—Series 2027	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Year Ended December 31, 2020
Net investment income (loss)	$52,414	$(21,192)	$(38,979)	$(43,918)	$(51,675)
Net realized and unrealized gain (loss)	$(4,893,485)	$4,741,335	$2,632,874	$4,204,379	$6,685,103
Net income (loss)	$(4,841,071)	$4,720,143	$2,593,895	$4,160,461	$6,633,428
Net income (loss) Per share	$(12.10)	$11.80	$6.49	$10.40	$16.59

U.S. Equity Ex-Dividend Fund—Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net investment income (loss)	$34,593	$59,600	$90,418	$88,688	$273,300
Net realized and unrealized gain (loss)	$1,828,920	$702,124	$506,301	$2,165,985	$5,203,329
Net income (loss)	$1,863,513	$761,724	$596,719	$2,254,673	$5,476,629
Net income (loss) Per share	$7.45	$2.78	$1.50	$5.64	$17.37

U.S. Equity Ex-Dividend Fund—Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net investment income (loss)	$2,855	$15,778	$12,922	$3,902	$35,457
Net realized and unrealized gain (loss)	$(172,995)	$544,594	$1,113,185	$(2,169,526)	$(684,742)
Net income (loss)	$(170,140)	$560,372	$1,126,107	$(2,165,624)	$(649,285)
Net income (loss) Per share	$0.43	$2.24	$4.51	$(8.68)	$(1.50)

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

In connection with the preparation of this annual report, our duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our duly authorized officers of the Sponsor used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on that assessment, the Sponsor believes that, as of December 31, 2021, the Trust’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the period ended that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The Sponsor may at any time delegate all or a portion of its duties and responsibilities to another entity, including an affiliate of the Sponsor.

Principals of the Sponsor

The Sponsor is a wholly owned subsidiary of Metaurus LLC. Metaurus LLC has been listed as a principal of the Sponsor since April 13, 2017.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	59
Jamie Greenwald	Co-Chief Executive Officer	57
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	60
Sean A. Dillon	Senior Managing Director	54
Richard Silva, Jr.	Senior Managing Director	54
Ari Burstein	General Counsel/Chief Compliance Officer	52

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

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	59
Jamie Greenwald	Co-Chief Executive Officer	57
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	60
Sean A. Dillon	Senior Managing Director	54
Richard Silva, Jr.	Senior Managing Director	54
Ari Burstein	General Counsel/Chief Compliance Officer	52

The Dividend Fund will pay the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month. The Ex-Dividend Fund paid the Sponsor a Management Fee equal to 0.58% per year of the Ex-Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

For the year ended December 31, 2021 (IDIV), or period ended December 17, 2021 (XDIV), the following represents Management Fees earned by the Sponsor:

Fund
U.S. Equity Cumulative Dividends Fund–Series 2027	$234,734
U.S. Equity Ex-Dividend Fund–Series 2027	202,704

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11, Executive Compensation” in the Annual Report of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees for services performed by independent auditors for the year ended December 31, 2021:

Year Ended December 31, 2021
Audit Fees	$42,000
Audit -Related Fees	18,000
Tax Fees	-
All Other Fees	-
Total	$60,000

Audit fees and Audit-Related Fees consist of fees paid to Cohen & Company, Ltd. for the audit of the Funds’ annual financial statements included in the Annual Report on Form 10-K for year ended December 31, 2021, and for the review of the financial statements included in each Form 10-Q.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1 of this report.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included herein.

3.	Exhibits

Exhibit Index

Exhibit Number	Description
3.1(3)	Restated Certificate of Trust
4.1(1)	Amended and Restated Declaration of Trust
4.2(1)	Form of Authorized Participant Agreement
4.3*	Description of Securities
10.1(2)	Form of Sponsor Agreement
10.2(1)	Form of Administration Agreement
10.3(1)	Form of Custody and Transfer Agent Agreement
10.4(1)	Form of Futures Account Agreement
10.5(1)	Form of Distribution Agreement
10.6(1)	Form of Distribution Services Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to the Trust’s Registration Statement, filed on December 18, 2017.
(2)	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-221591) filed on January 8, 2018.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on November 15, 2017.

Item 16. Form 10-K Summary

None.

Financial Statements as of December 31, 2020

Index

Documents

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Authorized Participants and Sponsor of

Metaurus Equity Component Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of U.S. Equity Cumulative Dividends Fund – Series 2027 and U.S. Equity Ex-Dividend Fund – Series 2027 (the “Funds”), each a series of Metaurus Equity Component Trust, as of the respective dates indicated below, the statements of operations and cash flows, changes in shareholders’ equity, and the related notes for each of the indicated periods below (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the each of the Funds, the results of their operations, the changes in shareholders’ equity, and the cash flows for each of the periods indicated below in conformity with accounting principles generally accepted in the United States of America.

Fund Name	Statements of Financial Condition	Schedules of Investments	Statements of Operations, Changes in Shareholders’ Equity, and Cash Flows
U.S. Equity Cumulative Dividends Fund – Series 2027	For the years ended December 31, 2021 and December 31, 2020	For the years ended December 31, 2021 and December 31, 2020	For the years ended December 31, 2021, December 31, 2020, and December 31, 2019

U.S. Equity Ex-Dividends Fund – Series 2027	For the periods ended December 17, 2021 (date of liquidation) and December 31, 2020	For the year ended December 31, 2020	For the period from January 1, 2021 to December 17, 2021, and the years ended December 31, 2020, and December 31, 2019

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

COHEN & COMPANY, LTD.

800.229.1099 | 866.818.4538 fax | cohencpa.com

Registered with the Public Company Accounting Oversight Board

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodians and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Funds’ auditor since 2017.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 30, 2022

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Financial Condition

	December 31, 2021	December 31, 2020
Assets
Investments, at Fair Value (Cost $33,581,572 and $18,746,186 respectively)	$33,020,279	$18,835,724
Cash and Cash Equivalents	674,688	349,052
Cash Pledged as Collateral on Open Futures Contracts	396,949	739,428
Interest Receivable	63,903	29,704
Variation Margin Receivable on Open Futures Contracts	88,750	31,500
Total Assets	$34,244,569	$19,985,408

Liabilities
Due to Advisor	25,176	14,405
Variation Margin Payable	22,188	26,250
Income Distribution Payable	434,875	231,000
Total Liabilities	$482,239	$271,655

Shareholders’ Equity
Authorized Participants (3,550,000 Shares and 2,100,000 Shares Outstanding, respectively)	$33,762,330	$19,713,753
Net Asset Value Per Share	$9.51	$9.39
Market Price Per Share	$10.20	$10.08

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedules of Investments

December 31, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.8%
U.S. Treasury Notes
2.125%, 12/31/2022 (1)	$4,599,000	$4,675,350
2.250%, 12/31/2023 (1)	4,971,000	5,120,324
2.250%, 11/15/2024 (1)	5,256,000	5,449,610
2.250%, 11/15/2025 (1)	5,472,000	5,701,140
2.000%, 11/15/2026 (1)	5,699,000	5,896,016
2.250%, 11/15/2027 (1)	5,883,000	6,177,839

Total U.S. Treasury Obligations (Cost $33,581,572)		33,020,279

Total Investments - 97.8% (Cost $33,581,572)		$33,020,279

Percentages are based on net assets of $33,762,330.

A list of the open futures contracts held by the Fund at December 31, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec22	355	12/19/2022	$5,480,126	$5,604,563	$124,437
S&P 500 Annl Div Dec23	355	12/18/2023	5,599,626	5,808,688	209,062
S&P 500 Annl Div Dec24	355	12/23/2024	5,686,501	5,919,625	233,124
S&P 500 Annl Div Dec25	355	12/22/2025	5,775,251	6,061,625	286,374
S&P 500 Annl Div Dec26	355	12/21/2026	5,872,001	6,172,562	300,561
S&P 500 Annl Div Dec27	355	12/20/2027	5,960,001	6,274,625	314,624
Net Unrealized Appreciation (Depreciation)					$1,468,182

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2021 was $9,575,159 or 28% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

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

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Operations

	Year Ended December 31,
	2021	2020	2019*
Investment Income
Interest Income	$122,879	$171,791	$280,311

Expenses
Advisory Fees	234,734	173,761	121,142
Administration Fees	-	-	27,740
Professional Fees	-	-	22,642
Custody Fees	-	-	2,586
Tax Preparation Fees	-	-	39,266
Other Expenses	-	-	4,980
Total Expenses	234,734	173,761	218,356
Less Waivers/Reimbursement of:
Voluntary Waivers	-	-	(97,121)
Net Expenses	234,734	173,761	121,235
Net Investment Income (Loss)	(111,855)	(1,970)	159,076

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	15,308	1,203,137	151,039
Net Realized Gain (Loss) on Futures Contracts	10,674	(70,653)	(46,367)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(650,832)	(13,568)	61,815
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	4,383,498	(3,402,145)	1,083,742
Net Realized and Unrealized Gain (Loss) on Investments	3,758,648	(2,283,229)	1,250,229
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,646,793	$(2,285,199)	$1,409,305

*	Effective May 15, 2019, the the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Changes in Shareholders’ Equity

	Year Ended December 31,
	2021	2020	2019
Operations:
Net Investment Income	$(111,855)	$(1,970)	$159,076
Net Realized Gain (Loss) on Investments and Futures Contracts	25,982	1,132,484	104,672
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	3,732,666	(3,415,713)	1,145,557
Net Increase (Decrease) in Net Assets Resulting from Operations	3,646,793	(2,285,199)	1,409,305

Dividends and Distributions to Shareholders:
Distributions	(3,944,125)	(2,757,625)	(1,796,625)
Total Distributions	(3,944,125)	(2,757,625)	(1,796,625)

Capital Share Transactions:
Issued	14,345,909	466,048	21,346,523
Redeemed	-	-	(1,195,534)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	14,345,909	466,048	20,150,989

Total Increase (Decrease) in Net Assets	14,048,577	(4,576,776)	19,763,669

Net Assets:
Beginning of Year	19,713,753	24,290,529	4,526,860
End of Year	$33,762,330	$19,713,753	$24,290,529

Capital Share Transactions:
Beginning of Year	2,100,000	2,050,000	400,000
Issued	1,450,000	50,000	1,750,000
Redeemed	-	-	(100,000)
Shares Outstanding from Capital Share Transactions	3,550,000	2,100,000	2,050,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$3,646,793	$(2,285,199)	$1,409,305
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(18,632,356)	(19,964,742)	(25,053,055)
Proceeds from sale of investments	3,408,890	25,676,397	6,085,113
Accretion of discounts and amortization of premiums	403,387	225,920	92,346
Net realized (gain)/loss on investments	(15,308)	(1,203,137)	(151,039)
Net change in unrealized (appreciation)/depreciation on investments	650,832	13,568	(61,815)
(Increase)/decrease in operating assets
Interest Receivable	(34,199)	19,206	(39,903)
Receivable from advisor	-	-	15,459
Variation margin receivable	(57,250)	4,375	(35,875)
Deferred offering costs	-	-	123,816
Increase/(decrease) in operating liabilities
Due to Advisor	10,771	(3,689)	(106,406)
Payable to Administrator	-	-	(3,185)
Variation margin payable	(4,062)	5,750	(8,000)
Other accrued expenses	-	(86,737)	(101,292)
Net cash provided by (used in) operating activities	(10,622,502)	2,401,712	(17,834,531)

Cash Flows from financing activities
Proceeds from capital share issuances	14,345,909	466,048	21,346,523
Capital share redemptions	-	-	(1,195,534)
Distributions to shareholders	(3,740,250)	(2,834,125)	(1,545,125)
Net cash provided by (used in) financing activities	10,605,659	(2,368,077)	18,605,864

Net change in cash and cash equivalents	(16,843)	33,635	771,333
Cash, cash equivalents and restricted cash, beginning of year	1,088,480	1,054,845	283,512
Cash, cash equivalents and restricted cash, end of year	$1,071,637 *	$1,088,480 *	$1,054,845

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	434,875	$231,000	$307,500

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund–Series 2027

Statements of Financial Condition

	December 17, 2021 (date of liquidation)	December 31, 2020
Assets
Investments, at Fair Value (Cost $0, $31,389,680 respectively)	$-	$31,392,285
Cash and Cash Equivalents	9,045	63,285
Cash Pledged as Collateral on Open Futures Contracts	-	1,890,737
Variation Margin Receivable on Open Futures Contracts	-	251,000
Total Assets	$9,045	$33,597,307

Liabilities
Due to Advisor	9,045	16,077
Variation Margin Payable on Open Futures Contracts	-	6,000
Total Liabilities	$9,045	$22,077

Shareholders’ Equity
Authorized Participants (0 Shares and 400,000 Shares Outstanding, respectively)	$-	$33,575,230
Net Asset Value Per Share	$-	$83.94
Market Price Per Share	$-	$84.13
Liquidating NAV	$106.32	-

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund–Series 2027

Schedules of Investments

December 31, 2020

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 93.5%
U.S. Treasury Bills (1) (2) 0.095%, 05/06/2021	$31,400,000	$31,392,285
Total U.S. Treasury Obligations (Cost $31,389,680)		31,392,285

Total Investments - 93.5% (Cost $31,389,680)		$31,392,285

Percentages are based on net assets of $33,575,230.

A list of the open futures contracts held by the Fund at December 31, 2020, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long/(Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec21	(40)	12/20/2021	$(613,816)	$(563,000)	$50,816
S&P 500 Annl Div Dec22	(40)	12/19/2022	(631,004)	(560,500)	70,504
S&P 500 Annl Div Dec23	(40)	12/18/2023	(644,691)	(560,500)	84,191
S&P 500 Annl Div Dec24	(40)	12/23/2024	(660,316)	(558,500)	101,816
S&P 500 Annl Div Dec25	(40)	12/22/2025	(673,566)	(557,000)	116,566
S&P 500 Annl Div Dec26	(40)	12/21/2026	(687,629)	(559,000)	128,629
S&P 500 Annl Div Dec27	(40)	12/20/2027	(702,317)	(561,000)	141,317
E-mini S&P 500 Index Mar 21	200	03/22/2021	36,811,712	37,488,000	676,288
Net Unrealized Appreciation (Depreciation)					$1,370,127

(1)	Zero coupon security. The rate reported on the Schedule of Investments is the effective yield at time of purchase.

(2)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2020 was $22,393,280 or 66.7% of net assets.

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund–Series 2027

Statements of Operations

	For the period from January 1, 2021 to December 17, 2021 (date of liquidation)	Year Ended December 31,
	2021	2020	2019*

Investment Income
Interest Income	$(5,663)	$109,517	$424,959

Expenses
Advisory Fees	202,704	161,192	100,254
Administration Fees	-	-	27,740
Professional Fees	-	-	21,259
Custody Fees	-	-	2,211
Tax Preparation Fees	-	-	39,248
Other Expenses	-	-	12,257
Total Expenses	202,704	161,192	202,969
Less Waivers/Reimbursement of:
Voluntary Waivers	-	-	(51,310)
Net Expenses	202,704	161,192	151,659
Net Investment Income	(208,367)	(51,675)	273,300

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	119	50,842	9,999
Net Realized Gain (Loss) on Futures Contracts	9,722,069	5,623,126	4,559,015
Net Change in Unrealized Appreciation (Depreciation) on Investments	(2,605)	1,961	1,736
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(1,370,128)	1,009,174	632,579
Net Realized and Unrealized Gain (Loss) on Investments	8,349,455	6,685,103	5,203,329
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,141,088	$6,633,428	$5,476,629

*	Effective May 15, 2019, the the Fund adopted a unitary fee structure (See Note 4)

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund–Series 2027

Statements of Changes in Shareholders’ Equity

	For the period from January 1, 2021 to December 17, 2021 (date of liquidation)	Year Ended December 31,
	2021	2020	2019
Operations:
Net Investment Income	$(208,367)	$(51,675)	$273,300
Net Realized Gain (Loss) on Investments and Futures Contracts	9,722,188	5,673,968	4,569,014
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(1,372,733)	1,011,135	634,315
Net Increase (Decrease) in Net Assets Resulting from Operations	8,141,088	6,633,428	5,476,629

Capital Share Transactions:
Issued	-	-	8,969,346
Redeemed	(41,716,319)	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(41,716,319)	-	8,969,346

Total Increase (Decrease) in Net Assets	(33,575,230)	6,633,428	14,445,975

Net Assets:
Beginning of Period	33,575,230	26,941,802	12,495,827
End of Period	$-	$33,575,230	$26,941,802

Capital Share Transactions:
Beginning of Period	400,000	400,000	250,000
Issued	-	-	150,000
Redeemed	(400,000)
Shares Outstanding from Capital Share Transactions	-	400,000	400,000

See accompanying notes to financial statements.

U.S. Equity Ex-Dividend Fund–Series 2027

Statements of Cash Flows

	For the period from January 1, 2021 to December 17, 2021 (date of liquidation)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$8,141,088	$6,633,428	$5,476,629
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(68,387,811)	(75,245,403)	(78,726,861)
Proceeds from sale of investments	99,794,087	69,870,613	64,562,296
Accretion of discounts and amortization of premiums	(16,476)	(127,154)	(412,449)
Net realized (gain)/loss on investments	(119)	(50,842)	(9,999)
Net change in unrealized (appreciation)/depreciation on investments	2,605	(1,961)	(1,736)
(Increase)/decrease in operating assets
Variation margin receivable on open futures contracts	251,000	(170,000)	56,813
Receivable from Advisor	-	-	14,042
Deferred offering costs	-	-	122,898
Increase/(decrease) in operating liabilities
Due to Advisor	(7,032)	3,040	(111,463)
Payable to Administrator	-	-	(3,185)
Variation margin payable	(6,000)	(1,000)	7,000
Other accrued expenses	-	(91,007)	(97,027)
Net cash provided by (used in) operating activities	39,771,342	819,714	(9,123,042)

Cash Flows from financing activities
Proceeds from capital share issuances	-	-	8,969,346
Proceeds from capital share redemptions	(41,716,319)	-	-
Net cash provided by (used in) financing activities	(41,716,319)	-	8,969,346

Net change in cash and cash equivalents	(1,944,977)	819,714	(153,696)
Cash, cash equivalents and restricted cash, beginning of period	1,954,022	1,134,308	1,288,004
Cash, cash equivalents and restricted cash, end of period	$9,045 *	$1,954,022 *	$1,134,308

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Open Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”), was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has one series or fund traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund–Series 2027 (the “Dividend Fund”). (The Trust previously also had a second series or fund traded on the NYSE Arca – U.S. Equity Ex-Dividend Fund–Series 2027 (the “Ex-Dividend Fund”) which was liquidated on December 17, 2021.) Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves/served as the sponsor, commodity pool operator and commodity trading advisor of both the Dividend Fund and Ex-Dividend Fund (each a “Fund” or “ETF”, collectively the “Funds” or “ETFs”). Each of the Funds commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

The Trust has had no investment operations prior to February 5, 2018 other than matters relating to its organization, the registration of each series/Fund under the Securities Act of 1933, as amended, and matters relating to their establishment and the capital contribution by the Sponsor of $1,000 to each Fund on December 22, 2017.

On November 12, 2021, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Ex-Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. Trading in XDIV shares was suspended following the market close on December 10, 2021, and XDIV was liquidated on December 17, 2021.

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of IDIV Fund at December 31, 2021, 2020 and 2019 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

The following table summarizes the inputs used to value the Funds’ investments at December 31, 2021 and December 31, 2020 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2021

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$33,020,279	$-	$33,020,279
Total Investments in Securities	$-	$33,020,279	$-	$33,020,279

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$1,468,182	$-	$-	$1,468,182
Unrealized Depreciation	-	-	-	-
Total Other Financial Instruments	$1,468,182	$-	$-	$1,468,182

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2020

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$18,835,724	$-	$18,835,724
Total Investments in Securities	$-	$18,835,724	$-	$18,835,724

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$-	$-	$-	$-
Unrealized Depreciation	$(2,915,316)	$-	$-	$(2,915,316)
Total Other Financial Instruments	$(2,915,316)	$-	$-	$(2,915,316)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Ex-Dividend Fund–Series 2027

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

At December 31, 2021 and December 31, 2020, the Funds had no unrecognized tax benefits related to their tax positions. The Funds do not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Funds’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Funds’ policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the years ended December 31, 2021, 2020, and 2019, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

The Ex-Dividend Fund did not make periodic distributions prior to its liquidation.

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

The Ex-Dividend Fund sought investment results that, before fees and expenses, corresponded to the performance of the Solactive® U.S. Equity Ex-Dividends Index—Series 2027 (the “Solactive Ex-Dividend Index”). The Ex-Dividend Fund sought to track the Solactive Ex-Dividend Index so as to provide Shareholders with returns that were equivalent to the performance of 0.25 shares of SPDR S&P 500 exchange-traded fund (“SPY”) less the value of current and future expected ordinary cash dividends to be paid on the S&P 500 constituent companies over the term of the Ex-Dividend Fund. SPY is an exchange-traded fund that seeks to track the S&P 500. The Ex-Dividend Fund sought to replicate the performance of SPY through owning long positions in quarterly S&P 500 Index futures contracts traded on the CME (“S&P 500 Index Futures Contracts”) rather than shares of SPY. Additionally, the Ex-Dividend Fund intended to track the performance of the Solactive Ex-Dividend Index by selling S&P 500 Dividend Futures Contracts. The Ex-Dividend Fund also held Treasury Securities, cash and/or cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. The Funds maintain deposits with financial institutions in amounts that may, at times, exceed the insured limits under applicable law.

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Funds as of and during the years ended December 31, 2021, 2020 and 2019.

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

IDIV held futures equity contracts as of and for the years ended December 31, 2021, 2020 and 2019. XDIV held futures equity contracts as of and for the years ended December 31, 2020 and 2019. As set forth above, XDIV was liquidated on December 17, 2021, and therefore did not hold futures equity contracts after that date. The value and detail of these contracts are disclosed on each Fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on each Fund’s respective Statement of Operations.

The average volume of futures contracts for IDIV for the year ended December 31, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$30,755,632
The average volume of futures contracts for XDIV for the period ended December 17, 2021 (liquidation date) are as follows:

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$39,281,601
Short futures contracts	$(4,443,139)

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

The average volume of futures contracts for the year ended December 31, 2020 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$25,837,277

U.S. Equity Ex-Dividend Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$31,304,448
Short futures contracts	$(5,154,406)

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

The following table presents IDIV’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2021 and December 31, 2020.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2021

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$88,750	$-	$88,750	$-	$-	$88,750
Total	$88,750	$-	$88,750	$-	$-	$88,750

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts Presented in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(22,188)	$-	$(22,188)	$-	$22,188	$-
Total	$(22,188)	$-	$(22,188)	$-	$22,188	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2020

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

The following table presents XDIV’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2020.

U.S. Equity Ex-Dividends Fund–Series 2027

December 31, 2020

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

The Dividend Fund will pay the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month. The Ex-Dividend Fund paid the Sponsor a Management Fee equal to 0.58% per year of the Ex-Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – FINANCIAL HIGHLIGHTS

Financial Highlights

Year Ended December 31, 2021

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027
2021	$9.39	$(0.04)	$1.56	$1.52	$(1.40)	$(1.40)	$9.51	16.75%	$10.20	$33,762	0.87%	0.87%	-0.41%	12%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

Financial Highlights

For the period from January 1, 2021 to December 17, 2021 (date of liquidation)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	Liquidating NAV	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Ex-Dividend Fund–Series 2027
2021	$83.94	$(0.54)	$22.93	$22.39	$-	$-	$106.32	26.67%	$-	$-	0.58%	0.58%	-0.60%	0%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

Financial Highlights

Year Ended December 31, 2020

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027
2020	$11.85	$-	$(1.12)	$(1.12)	$(1.34)	$(1.34)	$9.39	-8.75%	$10.08	$19,714	0.87%	0.87%	-0.01%	100%

U.S. Equity Ex-Dividend Fund–Series 2027
2020	$67.35	$(0.13)	$16.72	$16.59	$-	$-	$83.94	24.63%	$84.13	$33,575	0.58%	0.58%	-0.19%	0%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Financial Highlights

Year Ended December 31, 2019

												Ratio of
			Net									Expenses	Ratio of
			Realized		Distributions					Net Assets	Ratio of	to Average	Net Investment
	NAV	Net	and	Total	from Net		NAV			End of	Expenses to	Net Assets	Income/Loss to
	Beginning	Investment	Unrealized	from	Investment	Total	End of	Total	Market	Period	Average	(Excluding	Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Income	Distributions	Period	Return(1)	Price	(000)	Net Assets	Waivers)	Net Assets	Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027
2019	$11.32	$0.13	$1.70	$1.83	$(1.30)	$(1.30)	$11.85	16.72%	$11.88	$24,291	0.84%	1.51%	1.10%	27%

U.S. Equity Ex-Dividend Fund–Series 2027
2019	$49.98	$0.83	$16.54	$17.37	$-	$-	$67.35	34.75%	$67.04	$26,942	0.76%	1.02%	1.38%	0%

*	Per share data calculated using average shares method.

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

Risk that Current Assumptions and Expectations Could Become Outdated as a Result of Global Economic Shock.

The onset of the novel coronavirus (COVID-19) and subsequent variants thereof has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe experienced severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. The global economic shocks being experienced as of the date hereof may result in significant losses to your investment.

During certain periods of the COVID-19 pandemic, federal, state and local governments enacted various measures, including restricted travel and stay-at-home/shelter-at-home orders. The Sponsor cannot determine or predict what impact such measures may have now or in the future on the Sponsor’s ability to operate or conduct day-to-day activities.

COVID-19 may cause key personnel of the Sponsor to be absent from work or work remotely for prolonged periods of time. The ability of any such personnel to work effectively on a remote basis may adversely impact the day-to-day operations of the Fund or its net performance. Any future outbreak or pandemic could also have potential adverse effects on the global economy, the Sponsor or the Fund in ways the Sponsor cannot predict or anticipate

NOTE 8 – SUBSEQUENT EVENTS

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust (Registrant)

Date: March 30, 2022	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer
(Principle Executive Officer)

Date: March 30, 2022	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principle Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.