Form 10-Q
period 2022-03-31
Metaurus Equity Component Trust
filed 2022-05-16
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, the Registrant had 3,950,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Financial Condition

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investments, at Fair Value (Cost $33,586,119 and $33,581,572 respectively)	$31,814,231	$33,020,279
Cash and Cash Equivalents	643,652	674,688
Cash pledged as collateral on Futures Contracts	514,924	396,949
Interest Receivable	241,131	63,903
Variation Margin Receivable on Open Futures Contracts	-	88,750
Total Assets	$33,213,938	$34,244,569

Liabilities
Due to Advisor	23,943	25,176
Variation Margin Payable on Open Futures Contracts	96,250	22,188
Income Distribution Payable	490,875	434,875
Total Liabilities	$611,068	$482,239

Shareholders’ Equity
Authorized Participants (3,850,000 and 3,550,000 Shares Outstanding, respectively)	$32,602,870	$33,762,330
Net Asset Value Per Share	$8.47	$9.51
Market Price Per Share	$9.24	$10.20

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedules of Investments

March 31, 2022 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.6%
U.S. Treasury Notes
2.125%, 12/31/2022 (1)	$3,588,000	$3,606,354
2.250%, 12/31/2023 (1)	5,275,000	5,275,309
2.250%, 11/15/2024 (1)	5,534,000	5,500,710
2.250%, 11/15/2025 (1)	5,730,000	5,672,924
2.000%, 11/15/2026 (1)	5,903,000	5,775,255
2.250%, 11/15/2027 (1)	6,052,000	5,983,679

Total U.S. Treasury Obligations (Cost $33,586,119)		31,814,231

Total Investments - 97.6% (Cost $33,586,119)		$31,814,231

Percentages are based on net assets of $32,602,870

A list of the open futures contracts held by the Fund at March 31, 2022, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec22	385	12/19/2022	5,959,779	6,184,063	$224,284
S&P 500 Annl Div Dec23	385	12/18/2023	6,082,529	6,174,438	$91,909
S&P 500 Annl Div Dec24	385	12/23/2024	6,179,904	6,198,500	$18,596
S&P 500 Annl Div Dec25	385	12/22/2025	6,275,029	6,294,750	$19,721
S&P 500 Annl Div Dec26	385	12/21/2026	6,377,779	6,376,563	$(1,216)
S&P 500 Annl Div Dec27	385	12/20/2027	6,475,654	6,448,750	$(26,904)
Net Unrealized Appreciation (Depreciation)					$326,389

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended March 31, 2022 was $9,176,473 or 28% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedules of Investments

December 31, 2021 (Audited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.8%
U.S. Treasury Notes
2.125%, 12/31/2022 (1)	$4,599,000	$4,675,350
2.250%, 12/31/2023 (1)	4,971,000	5,120,324
2.250%, 11/15/2024 (1)	5,256,000	5,449,610
2.250%, 11/15/2025 (1)	5,472,000	5,701,140
2.000%, 11/15/2026 (1)	5,699,000	5,896,016
2.250%, 11/15/2027 (1)	5,883,000	6,177,839

Total U.S. Treasury Obligations (Cost $33,581,572)		33,020,279

Total Investments - 97.8% (Cost $33,581,572)		$33,020,279

Percentages are based on net assets of $33,762,330

A list of the open futures contracts held by the Fund at December 31, 2021, is as follows:

Type of Contract	Number of Contracts Long (Short)	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec22	355	12/19/2022	5,480,126	5,604,563	$124,437
S&P 500 Annl Div Dec23	355	12/18/2023	5,599,626	5,808,688	$209,062
S&P 500 Annl Div Dec24	355	12/23/2024	5,686,501	5,919,625	$233,124
S&P 500 Annl Div Dec25	355	12/22/2025	5,775,251	6,061,625	$286,374
S&P 500 Annl Div Dec26	355	12/21/2026	5,872,001	6,172,562	$300,561
S&P 500 Annl Div Dec27	355	12/20/2027	5,960,001	6,274,625	$314,624
Net Unrealized Appreciation (Depreciation)					$1,468,182

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the year ended December 31, 2021 was $9,575,159 or 28% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest Income	$44,981	$22,355

Expenses
Advisory Fees	70,612	46,327
Total Expenses	70,612	46,327
Net Expenses	70,612	46,327
Net Investment Income (Loss)	(25,631)	(23,972)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(50,746)	9,500
Net Realized Gain (Loss) on Futures Contracts	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,210,596)	(372,188)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(1,141,793)	1,906,199
Net Realized and Unrealized Gain (Loss) on Investments	(2,403,135)	1,543,511
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,428,766)	$1,519,539

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operations:
Net Investment Income (Loss)	$(25,631)	$(23,972)
Net Realized Gain (Loss) on Investments and Futures Contracts	(50,746)	9,500
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(2,352,389)	1,534,011
Net Increase (Decrease) in Net Assets Resulting from Operations	(2,428,766)	1,519,539

Distributions to Shareholders:
Distributions	(1,410,375)	(783,375)
Total Distributions	(1,410,375)	(783,375)

Capital Share Transactions:
Issued	2,679,681	2,464,258
Redeemed	-	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	2,679,681	2,464,258

Total Increase (Decrease) in Net Assets	(1,159,460)	3,200,422

Net Assets:
Beginning of Period	33,762,330	19,713,753
End of Period	$32,602,870	$22,914,175

Capital Share Transactions:
Beginning of Period	3,550,000	2,100,000
Issued	300,000	250,000
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	3,850,000	2,350,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(2,428,766)	$1,519,539
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(3,171,174)	(4,347,142)
Proceeds from sale of investments	2,993,201	711,200
Accretion of discounts and amortization of premiums	122,679	80,029
Net realized (gain)/loss on investments	50,746	(9,500)
Net change in unrealized (appreciation)/depreciation on investments	1,210,596	372,188
(Increase)/decrease in operating assets
Interest Receivable	(177,228)	(120,728)
Variation margin receivable on open futures contracts	88,750	(59,562)
Increase/(decrease) in operating liabilities
Due to advisor	(1,233)	2,078
Variation margin payable on open futures contracts	74,062	(5,688)
Net cash provided by (used in) operating activities	(1,238,367)	(1,857,586)

Cash Flows from financing activities
Proceeds from capital share issuances	2,679,681	2,464,258
Capital share redemptions	-	-
Distributions to shareholders	(1,354,375)	(714,750)
Net cash provided by (used in) financing activities	1,325,306	1,749,508

Net change in cash and cash equivalents	86,939	(108,078)
Cash, cash equivalents and restricted cash, beginning of period	1,071,637	1,088,480
Cash, cash equivalents and restricted cash, end of period*	$1,158,576	$980,402

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	490,875	$299,625

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1 – ORGANIZATION

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust currently has one series or fund traded on the NYSE Arca, Inc. exchange (“NYSE Arca”), U.S. Equity Cumulative Dividends Fund–Series 2027 (the “Dividend Fund, “Fund” or “ETF”). Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of the Fund. The Dividend Fund commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

The Trust has had no investment operations prior to February 5, 2018 other than matters relating to its organization, the registration of each series/Fund under the Securities Act of 1933, as amended, and matters relating to their establishment and the capital contribution by the Sponsor of $1,000 to the Fund on December 22, 2017.

The investment objective of the ETF is to employ a passive management, or indexing, investment approach designed to correspond to the performance of each underlying index, before fees and expenses.

Individual Shares of the ETF may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETF. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETF. Shares of the ETF are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the ETFs’ current Prospectus and any prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAV of the ETF.

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Dividend Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services — Investment Companies. As such, the ETF follows the investment company accounting and reporting guidance.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Following is a summary of the significant accounting policies followed by the Fund:

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Fund to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of the Fund at March 31, 2022 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

Final Net Asset Value for Fiscal Period

The NAV per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAVs of the ETFs are determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca on each Business Day. The Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. SEI Investments Global Fund Services, Inc., the administrator of the ETF, is responsible for calculating the NAVs.

Fair Value of Financial Instruments

Security Valuation — The Fund values investments and financial instruments at fair value. Securities listed on a securities exchange, market or automated quotation system for which quotations are readily available (except for securities traded on NASDAQ), including securities traded over the counter, are valued at the last quoted sale price on the primary exchange or market (foreign or domestic) on which they are traded (or at approximately 4:00 pm Eastern Time if a security’s primary exchange is normally open at that time), or, in the case of the futures contracts held by the Fund, at the daily settlement price published by the Chicago Mercantile Exchange for such futures contracts. For securities traded on NASDAQ, the NASDAQ Official Closing Price will be used.

Treasury Securities, as defined below held by the Fund generally are priced based upon valuations provided by independent, third-party pricing agents.

Securities for which market prices are not “readily available” are valued in accordance with Fair Value Procedures established by the Sponsor or a committee of its personnel thereof. Some of the more common reasons that may necessitate that a security be valued using Fair Value Procedures include: the security’s trading has been halted or suspended; the security has been de-listed from a national exchange; the security’s primary trading market is temporarily closed at a time when under normal conditions it would be open; the security has not been traded for an extended period of time; the security’s primary pricing source is not able or willing to provide a price; or trading of the security is subject to local government-imposed restrictions. In addition, the Fund may fair value their securities if an event that may materially affect the value of a Fund’s securities that traded outside of the United States (a “Significant Event”) has occurred between the time of the security’s last close and the time that the Fund calculates its net asset value. A Significant Event may relate to a single issuer or to an entire market sector. Events that may be Significant Events include: government actions, natural disasters, armed conflict, acts of terrorism and significant market fluctuations. If the Advisor becomes aware of a Significant Event that has occurred with respect to a security or group of securities after the closing of the exchange or market on which the security or securities principally trade, but before the time at which the Fund calculates its NAV, it may request that a valuation meeting be called. When a security is valued in accordance with the Fair Value Procedures, the Sponsor or its designees will determine the fair value after taking into consideration relevant information reasonably available to it.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

In accordance with the authoritative guidance on fair value measurements and disclosure under GAAP, the Fund discloses fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).The three levels of the fair value hierarchy are described below:

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

The following table summarizes the inputs used to value the Fund’ investments at March 31, 2022 and December 31, 2021 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund–Series 2027

March 31, 2022 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$31,814,231	$-	$31,814,231
Total Investments in Securities	$-	$31,814,231	$-	$31,814,231

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$354,510	$-	$-	$354,510
Unrealized Depreciation	(28,120)	-	-	(28,120)
Total Other Financial Instruments	$326,389	$-	$-	$326,389

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2021 (Audited)

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

Trading and Transaction Costs and Fees

The Fund will pay (or will reimburse the Clearing FCM if previously paid) any other transaction costs and fees associated with trading of the Fund’s instruments (including floor brokerage, exchange, clearing, give-up, user and National Futures Association (“NFA”) fees) that are not related to the creation and redemption of Baskets. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is opened and the second half is recognized when the contract is closed).

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Income Taxes

The Fund is a series of a Delaware statutory trust and will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax; rather each beneficial owner of Shares will be required to take into account its allocable share of the Fund’s income, gain, loss deductions and other items for the Fund’s taxable year ending with or within the beneficial owner’s taxable year.

The Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Fund is subject to income tax examinations by federal, state and local jurisdictions, where applicable.

The Fund is required to determine whether their tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed more-likely-than-not threshold would be recorded as a tax expense in the current period.

At March 31, 2022 and December 31, 2021, the Fund had no unrecognized tax benefits related to their tax positions. The Fund does not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Fund’s conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Fund’s policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2021 and for the three months ended March 31, 2022, the Fund did not incur any such interest or penalties.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. The Fund maintains deposits with financial institutions in amounts that may, at times, exceed the insured limits under applicable law.

Short-Term Investments

The Fund may purchase U.S. Treasury Bills and cash equivalents. Additionally, the Fund may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Fund as of and during the period ended March 31, 2022 nor as of and during the period ended December 31, 2021.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Accounting for Derivative Instruments

All open derivative positions at period end are reflected on the ETF’s Schedules of Investments. The ETF utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as the ETF transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of the ETF at the date of this report is generally representative of open positions throughout the reporting period. Following is a description of the derivative instruments used by the ETFs during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The ETF enters into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity, as set forth above. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract. The particular futures contracts utilized by the ETF permit settlement only in cash. Upon entering into a futures contract, the ETF is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected.

The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition and Schedules of Investments, and is restricted as to its use. The ETF that enters into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, the Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing of a futures transaction. Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the ETF since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk that the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

The Fund held futures equity contracts as of and for the three-month period ended March 31, 2022 and as of and for the year ended December 31, 2021. The value and detail of these contracts are disclosed on the Fund’s Schedules of Investments. The corresponding gains and losses associated with these contracts are disclosed on the Fund’s Statements of Operations.

The average volume of futures contracts for the three-month period ended March 31, 2022 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$35,703,324

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

The average volume of futures contracts for the three-month period ended March 31, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$24,727,781

Offsetting Assets and Liabilities

The Futures Account Agreement includes provisions permitting the Clearing FCM to net and set off its obligations to the Fund against the obligations of the Fund to the Clearing FCM upon the termination of the agreement or occurrence of an Event of Default, as defined in the agreement. As described above, the Fund utilizes derivative instruments to pursue their investment objective during the period. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Fund does not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents the Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Fund as of March 31, 2022 and December 31, 2021.

U.S. Equity Cumulative Dividends Fund—Series 2027
March 31, 2022 (Unaudited)

Offsetting of Derivative Assets

		Gross Amounts	Net Amounts
	Gross	Offset in the	Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

		Gross Amounts	Net Amounts
	Gross	Offset in the	Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Derivative Liabilities
Futures Contracts	$(96,250)	$-	$(96,250)	$-	$96,250	$-
Total	$(96,250)	$-	$(96,250)	$-	$96,250	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

December 31, 2021 (Audited)

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

NOTE 4 – AGREEMENTS

Sponsor

Among other things, the prospectus dated July 9, 2021 (the “Prospectus”) provides for a unitary fee structure pursuant to which the Fund pays the Sponsor a management fee in consideration of the services provided by the Sponsor and other services provided to the Fund that the Sponsor pays directly (the “Management Fee”). The Sponsor pays for all of the routine operational, administrative, and other ordinary expenses of the Fund as determined by the Sponsor as set forth in the Prospectus any supplements thereto. The Fund will pay for certain other expenses and all of the Fund’s extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus any supplements thereto.

Administrator, Custodian, Fund Accountant and Transfer Agent

SEI Investments Global Fund Services, Inc. (the “Administrator”) serves as the Fund’s Administrator pursuant to an administration agreement. Brown Brothers Harriman & Co. (the “Custodian”) serves as the Fund’s custodian and transfer agent pursuant to a custodian and transfer agent agreement.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Clearing FCM

Morgan Stanley & Co. LLC (“MS&Co.” or the “Clearing FCM”) serves as the Fund’s Clearing FCM pursuant to the terms of a commodity futures customer agreement among the Sponsor, on behalf of the Fund, severally and not jointly, and the Clearing FCM (the “Futures Account Agreement”). As Clearing FCM, MS&Co. serves as the Fund’s clearing broker and as such arranges for the execution and clearing of the Fund’s futures transactions. As such, MS&Co. holds, on behalf of the Fund, positions in futures contracts and Treasury Securities, cash and cash equivalents as futures margin. Treasury Securities, cash and cash equivalents not held as futures margin will be held by the Custodian. The Fund may engage additional and/or other futures commission merchants in the future.

Distribution Agreement

SEI Investments Distribution Co., a wholly-owned subsidiary of SEI Investments and an affiliate of the Administrator, serves as the Fund’s distributor of Baskets pursuant to a distribution agreement. The Distributor does not maintain any secondary market in the Shares.

Management Fee/Advisory Fee

The Management Fee is paid to the Sponsor in consideration of its services as sponsor, commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Fund. The Sponsor supervises and directs the investment of the assets of the Fund in accordance with the Fund’s investment objectives and investment strategies outlined in the Fund’s Prospectus.

As set forth in the Prospectus, the Dividend Fund pays the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS

The Fund issues and redeems Shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Fund’s Prospectus and any prospectus supplements thereto. The Fund intends to create and redeem Baskets primarily through exchange for related position (“EFRP”) transactions. In certain instances, the Fund may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction.

The manner by which redemptions are made is dictated by the terms of the respective authorized participant agreement between an Authorized Participant and the Trust (“Authorized Participant Agreement”). Except when aggregated in Baskets, Shares are not redeemable securities of a Fund. Shares of the Fund may be purchased or redeemed only by Authorized Participants. An Authorized Participant is an institution that (i) is a broker-dealer; (ii) is a registered futures commission merchant and/or clears through a registered futures commission merchant; (iii) is a Depository Trust Company Participant and a member of the National Securities Clearing Corporation; (iv) has entered into an Authorized Participant agreement with the Trust; and (v) is in a position to transfer the required Deposit Instruments and/or the cash to buy and sell whole Baskets. Investors will purchase Shares in the secondary market, generally with the assistance of a broker or investment advisor and will be subject to customary brokerage commissions, mark ups and mark downs and fees.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended March 31, 2022 and 2021.

Financial Highlights

Three Months Ended March 31, 2022 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027
2022	$9.51	$(0.01)	$(0.65)	$(0.66)	$(0.38)	$(0.38)	$8.47	-7.06%	$9.24	$32,603	0.87%	0.87%	-0.32%	8%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Three Months Ended March 31, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers) (3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover (2)
U.S. Equity Cumulative Dividends Fund—Series 2027 *
2021	$9.39	$(0.01)	$0.72	$0.71	$(0.35)	$(0.35)	$9.75	7.61%	$10.30	$22,914	0.87%	0.87%	-0.45%	3%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 7 – RISK

Principal Risks

A shareholder of the Fund is subject to the risk that his or her investment could lose money. The Fund is subject to the principal risks noted below, any of which may adversely affect a Fund’s NAV, trading price, yield, total return and ability to meet its investment objective. A more complete description of principal risks is included in the Prospectus under the heading “Principal Risks.” This could result in the Fund’s underperformance compared to other funds with similar investment objectives.

Market Trading Risks

Individual Shares may be purchased and sold only on a national securities exchange, an alternative trading system, or in the over-the-counter market and may not be directly purchased or redeemed from the Fund. There can be no guarantee that an active trading market for Shares will develop or be maintained, or that the listing of the Shares will continue unchanged. Buying and selling Shares may require a shareholder to pay brokerage commissions and expose a shareholder to other trading costs. Due to brokerage commissions and other transaction costs that may apply, frequent trading may detract from realized investment returns. Trading prices of Shares may be above, at or below the Fund’s NAV, will fluctuate in relation to NAV based on supply and demand in the market for Shares and other factors, and may vary significantly from NAV during periods of market volatility. The return on an investor’s investment will be reduced when the investor sells Shares at a discount or buys Shares at a premium to NAV.

Contingent Pricing Risks

Creation and redemption prices of Baskets are directly linked to the Fund’s next-computed NAV, which is normally determined at the end of each business day. Buyers and sellers of Shares will not know the value of their purchases and sales until the Fund’s NAV is determined at the end of the trading day. Like mutual funds, the Fund does not offer opportunities to purchase or redeem Baskets intraday at currently determined (as opposed to end-of-day) prices. Creation and redemption prices of Baskets are contingent upon the determination of NAV and may vary significantly from anticipated levels (including estimates based on intraday indicative values disseminated by the Fund) during periods of market volatility. Although limit orders can be used to restrict differences between prices of the Shares in the secondary market and NAV (i.e., premiums and discounts to NAV), they cannot be used to specify trade execution prices. However, unlike shares of mutual funds, Shares will trade on NYSE Arca, Inc. during the day at market-determined prices. The Fund will disseminate an indicative NAV every 15 seconds during the trading day.

Cash Transactions Risk

The Fund intends to create and redeem Baskets primarily through EFRP transactions. In certain instances, the Fund may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction. Because the Fund may effect redemptions for cash, rather than through an EFRP transaction, it may be required to sell Deposit Instruments in order to obtain the cash needed to distribute redemption proceeds, and they may subsequently recognize gains on such sales. As a result, an investment in Shares redeemed partially or wholly for cash may be less tax-efficient than if the Shares were redeemed through an EFRP transaction which generally will not trigger any tax consequences to Shareholders. Moreover, cash transactions may have to be carried out over several days if the market for any of the Deposit Instruments is relatively illiquid and may involve considerable brokerage fees and taxes. These brokerage fees and taxes, which generally are expected to be higher than if the Basket was created or redeemed through an EFRP transaction, may be passed on to purchasers and redeemers of Baskets in the form of creation and redemption transaction fees. In addition, these factors may result in wider spreads between the bid and the offered prices of the Shares.

Authorized Participant Concentration Risk

Only an Authorized Participant may engage in creation or redemption transactions directly with the Fund. The Fund may have relationships with a limited number of institutions that act as Authorized Participants. To the extent these institutions exit the business or are unable or unwilling to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able to step forward to create or redeem Baskets, Shares of the Fund may trade at a discount to NAV and possibly face trading halts and/or delisting.

Substantial Interests of the Fund are Held by a Small Number of Investors and Authorized Participants.

A substantial portion of the Shares of the Fund are held by a small number of investors, Beneficial Owners and Authorized Participants. Additionally, at any future time, and from time to time, a substantial portion of the Shares of the Fund may be held by one or a small number of investors, Beneficial Owners and/or Authorized Participants. In the event of substantial redemptions of Shares by one or more of these persons the Shares could be impacted adversely.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Guarantees and Indemnifications

In the normal course of business, the Fund enters into contracts with third-party service providers that contain a variety of representations and warranties and that provide general indemnifications. Additionally, under the Fund’s organizational documents, the Sponsor, Wilmington Trust, N.A., a national banking association and the trustee of the Trust, and their officers and affiliates are indemnified against certain liabilities arising out of the performance of their duties to the Fund. The Fund’s maximum exposure under these arrangements is unknown, as it involves possible future claims that may or may not be made against the Fund. Based on experience, the Sponsor is of the view that the risk of loss to the Fund in connection with the Fund’s indemnification obligations is remote; however, there can be no assurance that such obligations will not result in material liabilities that adversely affect the Fund.

Natural Disaster/Epidemic Risk.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies. These circumstances may adversely impact the Fund’s performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s Underlying Indexes. These factors can cause substantial market volatility, exchange trading suspensions and closures, changes in the availability of and the margin requirements for certain instruments, and can impact the ability of the Fund to complete redemptions and otherwise affect the Fund’s performance and the Fund’s trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these could have a significant impact on the Fund’s performance, resulting in losses to your investment.

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

In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Management has determined that there are no material events, except as set forth above that would require disclosure in the Fund’s financial statements through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of Metaurus Equity Component Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q, as well as the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

The U.S. Equity Cumulative Dividends Fund—Series 2027 (the “Dividend Fund”, the “Fund”) is a series of the Trust. The Fund is a commodity pool that will issue shares to shareholders (“Shareholders”) representing fractional undivided beneficial interests in, and ownership of, the net assets of the Fund (“Shares”). The Fund is a passive, unleveraged investment pool.

Shares in the Fund are being separately offered. The Fund is a term fund that will terminate on or prior to December 31, 2027. The Fund began issuing shares on February 5, 2018, and its units of beneficial interest (“Shares”) represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of the Fund are listed on the New York Stock Exchange Archipelago (a/k/a NYSE Arca). The Trust qualifies as an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws.

Metaurus Advisors LLC (“Metaurus”) is the sponsor, commodity pool operator and commodity trading advisor of the Fund. Metaurus, a limited liability company formed in the State of Delaware on September 15, 2016, serves as the Trust’s Sponsor, commodity pool operator and commodity trading advisor. The Sponsor is exempt from registration as a commodity trading advisor with the CFTC under CFTC Rule 4.14(a)(4), as the Sponsor is registered as a commodity pool operator, and the Sponsor’s commodity trading advice is directed solely to, and for the sole use of, the Funds, pools for which it is so registered. The address of Metaurus is 22 Hudson Place, Suite 3, Hoboken, NJ 07030. The main business telephone number of Metaurus is (201) 683-7979. The Trust had no investment operations prior to February 5, 2018, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the contribution of $1,000 in the Fund by the Sponsor.

The Sponsor is responsible for making operational decisions necessary to maintain the proper number of investment positions to meet the investment objectives of the Fund, monitor the performance results of the Fund’s portfolios and reallocate assets within the portfolios with a view to causing the performance of the Fund’s portfolio to track that of its Underlying Index over each calendar year. The Fund is designed to terminate operations in December 2027.

The Fund generally invests 100% of its assets in U.S Treasury Securities, cash and cash equivalent securities and seeks to gain exposure to certain financial futures whose value is derived from the underlying assets, as a substitute for investing directly in U.S equity securities directly, in order to gain or lose exposure to certain component of their return.

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

The Fund continuously offers and redeems its Shares in blocks of Shares as set forth in the Prospectus and any prospectus supplements thereto (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Fund, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Fund’s Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Fund also maintains cash positions to fund certain fees and expenses of the Fund. The percentage that U.S. Treasury bills and other short-term cash positions held by the Fund can be expected to vary from period to period as the market values of the underlying futures contracts change.

The Sponsor is not aware of any other demands, commitments, events or uncertainties that are reasonably likely to result in material changes to the liquidity needs of the Fund. The Sponsor pays for all routine operational, administrative, and other ordinary expenses of the Fund as determined by the Sponsor as set forth in the Prospectus. The Fund pays for certain other expenses and all of the Fund’s extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Fund may receive subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is the Fund’s general policy to cooperate fully with such inquiries. The Fund may also be named as defendants in legal actions, including arbitrations and other litigation arising in connection with their activities, any of which potentially could harm the investment returns of the Fund or result in it being liable for any resulting damages.

The Sponsor, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits, if any, will have a material effect on the Fund’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters, if any, will have a material effect on a Fund’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, if any, the Fund cannot reasonably estimate the possible loss or range of loss that may arise from these matters, if any.

Item 1A. Risk Factors.

In addition to the risk factors set forth in Note 7, above. Shareholders should carefully consider the factors discussed beginning under the heading “Risk Factors” in the Prospectus which could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the three months ended March 31, 2022: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: May 16, 2022	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.