Form 10-Q
period 2022-06-30
Metaurus Equity Component Trust
filed 2022-08-12
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the Registrant had 4,150,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Financial Condition

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investments, at Fair Value (Cost $32,376,192 and $33,581,572 respectively)	$30,349,578	$33,020,279
Cash and Cash Equivalents	716,594	674,688
Cash Pledged as Collateral on Futures Contracts	908,829	396,949
Interest Receivable	66,184	63,903
Variation Margin Receivable on Open Futures Contracts	41,500	88,750
Total Assets	$32,082,685	$34,244,569

Liabilities
Due to Advisor	22,171	25,176
Variation Margin Payable on Open Futures Contracts	186,750	22,188
Distribution Payable	591,375	434,875
Total Liabilities	$800,296	$482,239

Shareholders’ Equity
Authorized Participants (4,150,000 Shares and 3,550,000 Shares Outstanding, respectively)	$31,282,389	$33,762,330
Net Asset Value Per Share	$7.54	$9.51
Market Price Per Share	$7.85	$10.20

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedules of Investments

June 30, 2022 (Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.0%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$6,039,000	$5,791,071
2.250%, 12/31/2023 (1)	5,567,000	5,508,720
2.250%, 11/15/2024 (1)	5,704,000	5,609,193
2.250%, 11/15/2025 (1)	5,853,000	5,702,560
2.125%, 12/31/2022 (1)	2,067,000	2,062,690
2.000%, 11/15/2026 (1)	5,935,000	$5,675,344

Total U.S. Treasury Obligations (Cost $32,376,192)		30,349,578

Total Investments - 97.0% (Cost $32,376,192)		$30,349,578

Percentages are based on net assets of $31,282,389

A list of the open futures contracts held by the Fund at June 30, 2022, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec22	415	12/19/2022	$6,444,999	$6,816,375	$371,376
S&P 500 Annl Div Dec23	415	12/18/2023	6,553,186	6,614,063	60,876
S&P 500 Annl Div Dec24	415	12/23/2024	6,642,436	6,354,688	(287,749)
S&P 500 Annl Div Dec25	415	12/22/2025	6,738,811	6,297,625	(441,186)
S&P 500 Annl Div Dec26	415	12/21/2026	6,842,311	6,365,063	(477,249)
S&P 500 Annl Div Dec27	415	12/20/2027	6,942,749	6,391,000	(551,749)

Net Unrealized Appreciation (Depreciation)					$(1,325,681)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended June 30, 2022 was $9,023,702 or 29% of net assets.

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

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Investment Income
Interest Income	$59,017	$25,065	$103,998	$47,421

Expenses
Advisory Fees	67,944	52,580	138,557	98,907
Total Expenses	67,944	52,580	138,557	98,907
Net Expenses	67,944	52,580	138,557	98,907
Net Investment Income (Loss)	(8,927)	(27,515)	(34,559)	(51,486)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(157,815)	2,609	(208,561)	12,109
Net Realized Gain (Loss) on Futures Contracts	-	-	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(254,725)	77,398	(1,465,321)	(294,789)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(1,652,071)	1,245,386	(2,793,863)	3,151,584
Net Realized and Unrealized Gain (Loss) on Investments	(2,064,611)	1,325,393	(4,467,745)	2,868,904
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,073,538)	$1,297,878	$(4,502,304)	$2,817,418

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operations:
Net Investment Income	$(34,559)	$(51,486)
Net Realized Gain (Loss) on Investments and Futures Contracts	(208,561)	12,109
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(4,259,184)	2,856,795
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,502,304)	2,817,418

Distributions to Shareholders:
Distributions	(2,997,000)	(1,645,750)
Total Distributions	(2,997,000)	(1,645,750)

Capital Share Transactions:
Issued	5,019,363	5,910,868
Redeemed	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	5,019,363	5,910,868

Total Increase (Decrease) in Net Assets	(2,479,941)	7,082,536

Net Assets:
Beginning of Period	33,762,330	19,713,753
End of Period	$31,282,389	$26,796,289

Capital Share Transactions:
Beginning of Period	3,550,000	2,100,000
Issued	600,000	600,000
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	4,150,000	2,700,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash Flows from operating activities
Net increase/(decrease) in net assets from operating activities	$(4,502,304)	$2,817,418
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(5,870,419)	(8,941,464)
Proceeds from sale of investments	6,637,709	1,773,710
Accretion of discounts and amortization of premiums	229,529	171,652
Net realized (gain)/loss on investments	208,561	(12,109)
Net change in unrealized (appreciation)/depreciation on investments	1,465,321	294,789
(Increase)/decrease in operating assets
Interest receivable	(2,281)	(15,337)
Variation margin receivable on open futures contracts	47,250	(5,625)
Increase/(decrease) in operating liabilities
Due to advisor	(3,005)	3,580
Variation margin payable on open futures contracts	164,562	37,875
Net cash provided by (used in) operating activities	(1,625,077)	(3,875,511)

Cash Flows from financing activities
Proceeds from capital share issuances	5,019,363	5,910,868
Capital share redemptions	-	-
Distributions to shareholders	(2,840,500)	(1,559,500)
Net cash provided by (used in) financing activities	2,178,863	4,351,368

Net change in cash and cash equivalents	553,786	475,857
Cash, cash equivalents and restricted cash, beginning of period	1,071,637	1,088,480
Cash, cash equivalents and restricted cash, end of period*	$1,625,423	$1,564,337

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	591,375	$317,250

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

Individual Shares of the ETF may be purchased and sold only on a national securities exchange, an alternative trading system or in the over-the-counter market and not directly from the ETF. Only broker-dealers who have entered into agreements with the Trust to act as authorized participants of the Trust (“Authorized Participants”) may purchase or redeem shares directly with the ETF. Shares of the ETF are listed and traded on the NYSE Arca, Inc. exchange. The Fund will issue and redeem Shares on a continuous basis, through SEI Investments Distribution Co. (the “Distributor”), at net asset value (“NAV”) per Share only in one or more large blocks of Shares, called “Baskets” as set forth in the ETF’s current Prospectus and any prospectus supplements thereto. Baskets may be issued and redeemed for cash but are expected to be issued and redeemed principally through exchange for related positions (“EFRP”) transactions for (i) futures contracts, Treasury securities and other financial instruments designed to track such Fund’s underlying index (“Deposit Instruments”) and (ii) a cash amount that includes a variable charge. Creation and redemption prices of Baskets are directly linked to a Fund’s next computed NAV and will vary from NAV by a market-determined trading cost, which may be zero. Shares generally will trade in the secondary market in amounts less than a Basket at market prices that change throughout the day. Trading prices in the secondary market for the Shares may be different from the NAV of the ETF.

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

June 30, 2022

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Fund to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of the Fund at June 30, 2022 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

Final Net Asset Value for Fiscal Period

The NAV per Share for a Fund is determined by dividing the net assets of the Fund by the number of outstanding Shares. The NAV of the ETF are determined as soon as practicable after the close of regular trading of the Shares on the NYSE Arca on each Business Day. The Fund’s net assets on a Business Day is obtained by subtracting accrued expenses and other liabilities borne by such Fund, if any, from the total value of the assets held by the Fund, in each case, as of the time of calculation. SEI Investments Global Fund Services, Inc., the administrator of the ETF, is responsible for calculating the NAV.

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

June 30, 2022

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

The following table summarizes the inputs used to value the Fund’ investments at June 30, 2022 and December 31, 2021 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund–Series 2027

June 30, 2022 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total

U.S. Treasury Obligations	$-	$30,349,578	$-	$30,349,578
Total Investments in Securities	$-	$30,349,578	$-	$30,349,578

Other Financial Instruments	Level 1	Level 2	Level 3	Total

Futures Contracts*
Unrealized Appreciation	$432,252	$-	$-	$432,252
Unrealized Depreciation	(1,757,933)	-	-	(1,757,933)
Total Other Financial Instruments	$(1,325,681)	$-	$-	$(1,325,681)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

June 30, 2022

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

At June 30, 2022 and December 31, 2021, the Fund had no unrecognized tax benefits related to their tax positions. The Fund does not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Fund’s conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Fund’s policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2021 and for the six months ended June 30, 2022, the Fund did not incur any such interest or penalties.

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

Short-Term Investments

The Fund may purchase U.S. Treasury Bills and cash equivalents. Additionally, the Fund may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Fund as of and during the period ended June 30, 2022 nor as of and during the period ended December 31, 2021.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

Accounting for Derivative Instruments

All open derivative positions at period end are reflected on the ETF’s Schedules of Investments. The ETF utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as the ETF transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of the ETF at the date of this report is generally representative of open positions throughout the reporting period. Following is a description of the derivative instruments used by the ETF during the reporting period, including the primary underlying risk exposures related to each instrument type.

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

The Fund held futures equity contracts as of and for the six-month period ended June 30, 2022 and as of and for the year ended December 31, 2021. The value and detail of these contracts are disclosed on the Fund’s Schedules of Investments. The corresponding gains and losses associated with these contracts are disclosed on the Fund’s Statements of Operations.

The average volume of futures contracts for the six-month period ended June 30, 2022 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$37,391,683

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

For financial reporting purposes, the Fund does not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents the Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Fund as of June 30, 2022 and December 31, 2021.

U.S. Equity Cumulative Dividends Fund—Series 2027

June 30, 2022 (Unaudited)

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged(a)	Net Amount
Derivative Assets
Futures Contracts	$41,500	$-	$41,500	$-	$-	$41,500
Total	$41,500	$-	$41,500	$-	$-	$41,500

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged (a)	Net Amount
Derivative Liabilities
Futures Contracts	$(186,750)	$-	$(186,750)	$-	$186,750	$-
Total	$(186,750)	$-	$(186,750)	$-	$186,750	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 4 – AGREEMENTS

Sponsor

Among other things, the prospectus dated May 9, 2022 (the “Prospectus”) provides for a unitary fee structure pursuant to which the Fund pays the Sponsor a management fee in consideration of the services provided by the Sponsor and other services provided to the Fund that the Sponsor pays directly (the “Management Fee”). The Sponsor pays for all of the routine operational, administrative, and other ordinary expenses of the Fund as determined by the Sponsor as set forth in the Prospectus any supplements thereto. The Fund will pay for certain other expenses and all of the Fund’s extraordinary fees and expenses, if any, as determined by the Sponsor, as set forth in the Prospectus any supplements thereto.

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

June 30, 2022

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended June 30, 2022 and 2021.

Financial Highlights

Three Months Ended June 30, 2022 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2022	$8.47	$(0.00)	$(0.54)	$(0.54)	$(0.39)	$(0.39)	$7.54	-6.38%	$7.85	$31,282	0.87%	0.87%	-0.11%	7%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

Six Months Ended June 30, 2022 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2022	$9.51	$(0.01)	$(1.19)	$(1.20)	$(0.78)	$(0.78)	$7.54	-12.99%	$7.85	$31,282	0.87%	0.87%	-0.22%	15%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as "-" are $0.

Financial Highlights

Three Months Ended June 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2021	$9.75	$(0.01)	$0.52	$0.51	$(0.34)	$(0.34)	$9.92	5.29%	$10.25	$26,796	0.87%	0.87%	-0.46%	5%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

Six Months Ended June 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets(3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2021	$9.39	$(0.02)	$1.24	$1.22	$(0.69)	$(0.69)	$9.92	13.31%	$10.25	$26,796	0.87%	0.87%	-0.45%	8%

*	Per share data calculated using average shares method.
(1)	Total return is for the period indicated and has not been annualized.
(2)	Portfolio turnover rate is for the period indicated and has not been annualized.
(3)	Annualized

Amounts designated as "-" are $0.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of Metaurus Equity Component Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q, as well as the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the six months ended June 30, 2022: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: August 12, 2022	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.