Form 10-Q
period 2022-09-30
Metaurus Equity Component Trust
filed 2022-11-14
CIK 1688487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the Registrant had 4,350,000 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Index

Documents

Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Financial Condition

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)

Investments, at Fair Value (Cost $31,600,739 and $33,581,572, respectively)	$28,806,153	$33,020,279
Cash and Cash Equivalents	900,030	674,688
Cash Pledged as Collateral on Open Futures Contracts	299,906	396,949
Interest Receivable	236,047	63,903
Variation Margin Receivable on Open Futures Contracts	-	88,750
Total Assets	$30,242,136	$34,244,569

Liabilities
Due to Advisor	21,805	25,176
Variation Margin Payable on Open Futures Contracts	371,875	22,188
Distribution Payable	595,000	434,875
Total Liabilities	$988,680	$482,239

Shareholders’ Equity
Authorized Participants (4,250,000 Shares and 3,550,000 Shares Outstanding, respectively)	$29,253,456	$33,762,330
Net Asset Value Per Share	$6.88	$9.51
Market Price Per Share	$7.20	$10.20

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedules of Investments

September 30, 2022

(Unaudited)

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 98.5%
U.S. Treasury Notes
2.250%, 11/15/2027 (1)	$6,289,000	$5,756,400
2.250%, 12/31/2023 (1)	5,747,000	5,606,692
2.250%, 11/15/2024 (1)	5,854,000	5,616,639
2.250%, 11/15/2025 (1)	5,978,000	5,631,229
2.125%, 12/31/2022 (1)	562,000	560,100
2.000%, 11/15/2026 (1)	6,135,000	5,635,093
Total U.S. Treasury Obligations (Cost $31,600,739)		28,806,153
Total Investments - 98.5% (Cost $31,600,739)		$28,806,153

Percentages are based on net assets of $29,253,456

A list of the open futures contracts held by the Fund at September 30, 2022, is as follows:

Type of Contract	Number of Contracts Long	Expiration Date	Notional Amount	Notional Value	Unrealized Appreciation (Depreciation)
S&P 500 Annl Div Dec22	425	12/19/2022	$6,611,281	$7,065,625	$454,344
S&P 500 Annl Div Dec23	425	12/18/2023	6,715,843	6,842,500	126,657
S&P 500 Annl Div Dec24	425	12/23/2024	6,795,843	6,401,563	(394,281)
S&P 500 Annl Div Dec25	425	12/22/2025	6,892,843	6,375,000	(517,843)
S&P 500 Annl Div Dec26	425	12/21/2026	6,995,968	6,390,938	(605,030)
S&P 500 Annl Div Dec27	425	12/20/2027	7,096,406	6,422,813	(673,593)
Net Unrealized Appreciation (Depreciation)					$(1,609,746)

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended September 30, 2022 was $8,024,571 or 27.4% of net assets.

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

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest Income	$75,192	$31,954	$179,190	$79,375

Expenses
Advisory Fees	67,508	61,280	206,065	160,188
Total Expenses	67,508	61,280	206,065	160,188
Net Expenses	67,508	61,280	206,065	160,188
Net Investment Income (Loss)	7,684	(29,326)	(26,875)	(80,813)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(56,021)	170	(264,582)	12,280
Net Realized Gain (Loss) on Futures Contracts	-	-	-	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(767,972)	(54,698)	(2,233,293)	(349,488)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(284,065)	557,150	(3,077,928)	3,708,735
Net Realized and Unrealized Gain (Loss) on Investments	(1,108,058)	502,622	(5,575,803)	3,371,527
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,100,374)	$473,296	$(5,602,678)	$3,290,714

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operations:
Net Investment Income	$(26,875)	$(80,813)
Net Realized Gain (Loss) on Investments and Futures Contracts	(264,582)	12,280
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(5,311,221)	3,359,247
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,602,678)	3,290,714

Distributions to Shareholders:
Distributions	(4,639,875)	(2,657,250)
Total Distributions	(4,639,875)	(2,657,250)

Capital Share Transactions:
Issued	5,733,679	10,908,422
Redeemed	-	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	5,733,679	10,908,422

Total Increase (Decrease) in Net Assets	(4,508,874)	11,541,886

Net Assets:
Beginning of Period	33,762,330	19,713,753
End of Period	$29,253,456	$31,255,639

Capital Share Transactions:
Beginning of Period	3,550,000	2,100,000
Issued	700,000	1,100,000
Redeemed	-	-
Shares Outstanding from Capital Share Transactions	4,250,000	3,200,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(5,602,678)	$3,290,714
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(7,172,017)	(14,503,816)
Proceeds from sale of investments	8,565,742	2,276,738
Accretion of discounts and amortization of premiums	322,526	276,566
Net realized (gain)/loss on investments	264,582	(12,280)
Net change in unrealized (appreciation)/depreciation on investments	2,233,293	349,488
(Increase)/decrease in operating assets
Interest Receivable	(172,144)	(184,583)
Variation margin receivable on open futures contracts	88,750	31,500
Increase/(decrease) in operating liabilities
Due to Advisor	(3,371)	6,679
Variation margin payable on open futures contracts	349,687	65,750
Net cash provided by (used in) operating activities	(1,125,630)	(8,403,244)

Cash Flows from financing activities
Proceeds from capital share issuances	5,733,679	10,908,422
Capital share redemptions	-	-
Distributions to shareholders	(4,479,750)	(2,512,250)
Net cash provided by (used in) financing activities	1,253,929	8,396,172

Net change in cash and cash equivalents	128,299	(7,072)
Cash, cash equivalents and restricted cash, beginning of period	1,071,637	1,088,480
Cash, cash equivalents and restricted cash, end of period*	$1,199,936	$1,081,408

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Distribution Payable	$595,000	$376,000

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

See accompanying notes to financial statements.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Fund to concentrations of credit risk consist principally of investments and cash deposits. Investments and cash of the Fund at September 30, 2022 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

September 30, 2022

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

The following table summarizes the inputs used to value the Fund’ investments at September 30, 2022 and December 31, 2021 using the fair value hierarchy:

U.S. Equity Cumulative Dividends Fund–Series 2027

September 30, 2022 (Unaudited)

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$28,806,153	$-	$28,806,153
Total Investments in Securities	$-	$28,806,153	$-	$28,806,153

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$581,001	$-	$-	$581,001
Unrealized Depreciation	(2,190,748)	-	-	(2,190,748)
Total Other Financial Instruments	$(1,609,746)	$-	$-	$(1,609,746)

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2021 (Audited)

Investments in Securities	Level 1	Level 2	Level 3	Total
U.S. Treasury Obligations	$-	$33,020,279	$-	$33,020,279
Total Investments in Securities	$-	$33,020,279	$-	$33,020,279

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Futures Contracts*
Unrealized Appreciation	$1,468,182	$-	$-	$1,468,182
Unrealized Depreciation	$-	$-	$-	$-
Total Other Financial Instruments	$1,468,182	$-	$-	$1,468,182

*	Futures contracts are valued at unrealized appreciation (depreciation) on the instrument.

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

September 30, 2022

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

At September 30, 2022 and December 31, 2021, the Fund had no unrecognized tax benefits related to their tax positions. The Fund does not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Fund’s conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Fund’s policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the year ended December 31, 2021 and for the nine months ended September 30, 2022, the Fund did not incur any such interest or penalties.

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

Short-Term Investments

The Fund may purchase U.S. Treasury Bills and cash equivalents. Additionally, the Fund may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Fund as of and during the period ended September 30, 2022 nor as of and during the year ended December 31, 2021.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The Fund held futures equity contracts as of and for the nine-month period ended September 30, 2022 and as of and for the year ended December 31, 2021. The value and detail of these contracts are disclosed on the Fund’s Schedules of Investments. The corresponding gains and losses associated with these contracts are disclosed on the Fund’s Statements of Operations.

The average volume of futures contracts for the nine-month period ended September 30, 2022 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$38,420,808

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

For financial reporting purposes, the Fund does not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents the Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Fund as of September 30, 2022 and December 31, 2021.

U.S. Equity Cumulative Dividends Fund—Series 2027

September 30, 2022 (Unaudited)

Offsetting of Derivative Assets

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount

Derivative Assets
Futures Contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount

Derivative Liabilities
Futures Contracts	$(371,875)	$-	$(371,875)	$-	$371,875	$-
Total	$(371,875)	$-	$(371,875)	$-	$371,875	$-

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

NOTE 6 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the periods ended September 30, 2022 and 2021.

Financial Highlights

Three Months Ended September 30, 2022 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2022	$7.54	$0.00	$(0.27)	$(0.27)	$(0.39)	$(0.39)	$6.88	-3.70%	$7.20	$29,253	0.87%	0.87%	0.10%	5%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Nine Months Ended September 30, 2022 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets (3)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(3)	Ratio of Net Investment Income/Loss to Average Net Assets (3)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2022	$9.51	$-	$(1.46)	$(1.46)	$(1.17)	$(1.17)	$6.88	-16.21%	$7.20	$29,253	0.87%	0.87%	-0.11%	20%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

Financial Highlights

Three Months Ended September 30, 2021 (Unaudited)

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return(1)	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets(4)	Ratio of Expenses to Average Net Assets (Excluding Waivers)(4)	Ratio of Net Investment Income/Loss to Average Net Assets(4)	Portfolio Turnover(2)
U.S. Equity Cumulative Dividends Fund–Series 2027
2021	$9.92	$(0.01)	$0.21	$0.20	$(0.35)	$(0.35)	$9.77	1.98%	$10.57	$31,256	0.87%	0.87%	-0.42%	2%

*	Per share data calculated using average shares method.

(1)	Total return is for the period indicated and has not been annualized.

(2)	Portfolio turnover rate is for the period indicated and has not been annualized.

(3)	Annualized

Amounts designated as “-” are $0.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

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

September 30, 2022

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

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Dividend Fund and delist and liquidate the Dividend Fund’s shares from trading on the NYSE Arca. The Dividend Fund will no longer accept creation and redemption orders after December 8, 2022. Trading in the Dividend Fund shares will be suspended following the market close on December 9, 2022. Proceeds of the liquidation are currently scheduled to be sent to shareholders on or about December 21, 2022.

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

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Dividend Fund and delist and liquidate the Dividend Fund’s shares from trading on the NYSE Arca. The Dividend Fund will no longer accept creation and redemption orders after December 8, 2022. Trading in the Dividend Fund shares will be suspended following the market close on December 9, 2022. Proceeds of the liquidation are currently scheduled to be sent to shareholders on or about December 21, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	For the nine months ended September 30, 2022: 0 Baskets were redeemed.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust
(Registrant)

Date: November 14, 2022	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.