Form 10-K
period 2022-12-31
Metaurus Equity Component Trust
filed 2023-03-31
CIK 1688487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 29, 2023, the Registrant had 0 shares outstanding.

i

Part I

Item 1. Business

Metaurus Equity Component Trust (the “Trust”) was formed in September 2016 and is authorized to have multiple series or portfolios. The Trust is a statutory trust formed under the laws of the state of Delaware. The Trust had one series or fund traded on the NYSE Arca, Inc. exchange (“NYSE Arca”) in 2022, U.S. Equity Cumulative Dividends Fund–Series 2027 ((the “Dividend Fund, “Fund” or “ETF”) which was liquidated on December 21, 2022.) Metaurus Advisors LLC (the “Sponsor” or “Advisor”) serves as the sponsor, commodity pool operator and commodity trading advisor of the Fund. The Dividend Fund commenced operations on January 17, 2018 and commenced investment operations on February 5, 2018.

The Trust has had no investment operations prior to February 5, 2018 other than matters relating to its organization, the registration of each series/Fund under the Securities Act of 1933, as amended, and matters relating to their establishment and the capital contribution by the Sponsor of $1,000 to the Fund on December 22, 2017.

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Dividend Fund and delist and liquidate the Dividend Fund’s shares from trading on the NYSE Arca. Trading in IDIV shares was suspended following the market close on December 9, 2022, and IDIV was liquidated on December 21, 2022.

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

Short-Term Investments

The Fund may purchase U.S. Treasury Bills and cash equivalents. Additionally, the Fund may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Fund as of, and during the period ended December 21, 2022.

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

The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition and Schedules of Investments, and is restricted as to its use. The ETF that enters into futures contracts maintains collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, the Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing of a futures transaction. Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the ETF since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk that the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

The Fund issued and redeemed shares on a continuous basis at NAV in one or more large blocks of Shares called Baskets as set forth in the Fund’s Prospectus and any prospectus supplements thereto. As noted above, IDIV was liquidated on December 21, 2022.

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

Item 1A. Risk Factors

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Fund’s financial statements and the related notes, and the factors discussed beginning Page 11 “Risk Factors” in our prospectus dated May 9, 2022, and all subsequent supplements thereto, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Cash Transactions Risk

The Fund intends to create and redeem Baskets primarily through EFRP transactions. In certain instances, the Fund may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction. Because the Fund may effect redemptions for cash, rather than through an EFRP transaction, they may be required to sell Deposit Instruments in order to obtain the cash needed to distribute redemption proceeds, and they may subsequently recognize gains on such sales. As a result, an investment in Shares redeemed partially or wholly for cash may be less tax-efficient than if the Shares were redeemed through an EFRP transaction which generally will not trigger any tax consequences to Shareholders. Moreover, cash transactions may have to be carried out over several days if the market for any of the Deposit Instruments is relatively illiquid and may involve considerable brokerage fees and taxes. These brokerage fees and taxes, which generally are expected to be higher than if the Basket was created or redeemed through an EFRP transaction, may be passed on to purchasers and redeemers of Baskets in the form of creation and redemption transaction fees. In addition, these factors may result in wider spreads between the bid and the offered prices of the Shares.

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

Guarantees and Indemnifications

In the normal course of business, the Fund enters into contracts with third-party service providers that contain a variety of representations and warranties and that provide general indemnifications. Additionally, under the Fund’s organizational documents, the Sponsor, Wilmington Trust, N.A., a national banking association and the trustee of the Trust, and their officers and affiliates are indemnified against certain liabilities arising out of the performance of their duties to the Fund. The Fund’s maximum exposure under these arrangements cannot be known, as it involves possible future claims that may or may not be made against the Fund. Based on experience, the Sponsor is of the view that the risk of loss to the Fund in connection with the Fund’s indemnification obligations is remote; however, there can be no assurance that such obligations will not result in material liabilities that adversely affect the Fund.

Natural Disaster/Epidemic Risk.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies. These circumstances may adversely impact the Fund’s performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s Underlying Index. These factors can cause substantial market volatility, exchange trading suspensions and closures, changes in the availability of and the margin requirements for certain instruments, and can impact the ability of the Fund to complete redemptions and otherwise affect the Fund’s performance and the Fund’s trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these could have a significant impact on the Fund’s performance, resulting in losses to your investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

From time to time, the Fund may receive subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is the Fund’s general policy to cooperate fully with such inquiries. The Fund may also be named as a defendant in legal actions, including arbitrations and other litigation arising in connection with their activities, any of which potentially could harm the investment returns of the Fund or result in it being liable for any resulting damages.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of shares

The Dividend Fund commenced trading on the NYSE Arca under the symbol “IDIV” on February 6, 2018. The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below.

Fund	For the period from January 1, 2022 to December 9, 2022
U.S. Equity Cumulative Dividends Fund–Series 2027	High	Low
First Quarter	$10.76	$8.50
Second Quarter	9.35	7.20
Third Quarter	8.14	7.12
Fourth Quarter	7.47	6.71

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Dividend Fund and delist and liquidate the Ex-Dividend Fund’s shares from trading on the NYSE Arca. Trading in IDIV shares was suspended following the market close on December 9, 2022, and IDIV was liquidated on December 21, 2022.

Dividend distributions

IDIV made $1.4025 per share distributions to shareholders during the fiscal period ended December 31, 2022. The following table sets forth, for each month, the distribution per share in 2022.

Month	Dividend Distribution per Share
January 2022	$0.1125
February 2022	$0.1425
March 2022	$0.1275
April 2022	$0.0950
May 2022	$0.1550
June 2022	$0.1425
July 2022	$0.0925
August 2022	$0.1600
September 2022	$0.1400
October 2022	$0.1150
November 2022	$0.1500
December 2022	$-
Total	$1.4025

Issuer Purchase of Shares

IDIV does not purchase shares directly from their shareholders. IDIV was liquidated on December 21, 2022 and all outstanding shares were redeemed as of that date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by federal securities laws, none of the Trust, the Fund, the Sponsor or the Trustee are under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it has determined to close the Dividend Fund and delist and liquidate the Dividend Fund’s shares from trading on the NYSE Arca. Trading in the Dividend Fund’s shares was suspended following the market close on December 9, 2022, and the Fund was liquidated on December 21, 2022.

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

The Fund continuously offers and redeems its Shares in blocks of Shares as set forth in the Prospectus and any prospectus supplements thereto (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Fund. Shares of the Dividend Fund are offered to Authorized Participants in Creation Units at the Fund’s NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of the Dividend Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to maintain margin on futures positions held by the Fund, a portion of the NAV of the Fund is held in cash and/or U.S. Treasury securities at Morgan Stanley, the Fund’s Futures Commission Merchant, and, in the case of the Dividend Fund, to fund its monthly distributions. The Fund also maintains cash positions to fund certain fees and expenses of the Fund. The percentage that U.S. Treasury bills and other short-term cash positions held by the Fund can be expected to vary from period to period as the market values of the underlying futures contracts change. During the years ended December 21, 2022 and December 31, 2021, 2020, 2019 and the period ended December 31, 2018, IDIV earned interest income as follows:

Fund	Interest Income (expense) January 1, 2022 to December 21, 2022 (date of liquidation)	Interest Income Year Ended December 31, 2021	Interest Income Year Ended December 31, 2020	Interest Income Year Ended December 31, 2019	Interest Income January 17, 2018 (commencement of operations) to Year Ended December 31, 2018
U.S. Equity Cumulative Dividends Fund—Series 2027	$268,208	$122,879	$171,791	$280,311	$105,656

Fund Performance

The following table provides summary performance information for IDIV Fund for the years ended December 21, 2022 and December 31, 2021, 2020, 2019 and the period ended December 31, 2018

U.S. Equity Cumulative Dividends Fund—Series 2027	January 1, 2022 to December 21, 2022 (date of liquidation)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	January 17, 2018 (commencement of operations) to December 31, 2018
NAV beginning of period	$33,762,330	$19,713,753	$24,290,529	$4,526,860	$1,000
NAV end of period	$-	$33,762,330	$19,713,753	$24,290,529	$4,526,860
Shares outstanding beginning of period	3,550,000	2,100,000	2,050,000	400,000	-
Shares outstanding end of period	-	3,550,000	2,100,000	2,050,000	400,000
Shares created	800,000	1,450,000	50,000	1,750,000	400,000
Shares redeemed	4,350,000		-	100,000	-
Distribution	$(5,773,625)	$(3,944,125)	$(2,757,625)	$1,796,625	$395,000
Per share NAV beginning of period	$9.51	$9.39	$11.85	$11.32	$13.73
Per share NAV end of period	$7.07 *	$9.51	$9.39	$11.85	$11.32
Total Return Percentage	-10.61%	16.75%	-8.75%	16.72%	-10.08%

*	Liquidating NAV

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 1A Risk Factors.

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulations S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulations S-K is set forth below in this Item 8.

Statements of Operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2022, 2021, 2020, 2019 and 2018 for each fund and the years or period ended December 31, 2022, 2021, 2020, 2019 and 2018 for each fund.

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2022	June 30, 2022	September 30, 2022	October 1, 2022 through December 21, 2022 (date of liquidation)	January 1, 2022 through December 21, 2022 (date of liquidation)
Net Investment income (loss)	$(25,631)	$(8,927)	$7,684	$30,454	$3,580
Net Realized and unrealized gain (loss)	$(2,403,135)	$(2,064,611)	$(1,108,058)	$1,878,652	$(3,697,152)
Net Income (loss)	$(2,428,766)	$(2,073,538)	$(1,100,374)	$1,909,106	$(3,693,572)
Net Income (loss) Per share	$(0.66)	$(0.54)	$(0.27)	$0.45	$(1.02)

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Year Ended December 31, 2021
Net Investment income (loss)	$(23,972)	$(27,515)	$(29,326)	$(31,042)	$(111,855)
Net Realized and unrealized gain (loss)	$1,543,511	$1,325,393	$502,622	$387,122	$3,758,648
Net Income (loss)	$1,519,539	$1,297,878	$473,296	$356,080	$3,646,793
Net Income (loss) Per share	$0.71	$0.51	$0.20	$0.10	$1.52

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Year Ended December 31, 2020
Net Investment income (loss)	$48,666	$(6,845)	$(22,126)	$(21,665)	$(1,970)
Net Realized and unrealized gain (loss)	$(6,731,088)	$2,932,486	$461,656	$1,053,717	$(2,283,229)
Net Income (loss)	$(6,682,422)	$2,925,641	$439,530	$1,032,052	$(2,285,199)
Net Income (loss) Per share	$(3.26)	$1.43	$0.21	$0.50	$(1.12)

U.S. Equity Cumulative Dividends Fund—Series 2027	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Year Ended December 31, 2019
Net Investment income (loss)	$20,570	$22,226	$59,896	$56,385	$159,076
Net Realized and unrealized gain (loss)	$386,859	$59,706	$(637,621)	$1,441,285	$1,250,229
Net Income (loss)	$407,429	$81,932	$(577,725)	$1,497,670	$1,409,305
Net Income (loss) Per share	$1.09	$0.29	$(0.28)	$0.73	$1.83

U.S. Equity Cumulative Dividends Fund—Series 2027	January 17, 2018 (Commencement of Operations) through March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	January 17, 2018 (Commencement of Operations) through December 31, 2018
Net Investment income (loss)	$(6,045)	$7,536	$27,089	$5,894	$35,158
Net Realized and unrealized gain (loss)	$81,987	$(125,481)	$90,373	$(605,409)	$(558,530)
Net Income (loss)	$75,942	$(117,945)	$117,462	$(598,831)	$(523,372)
Net Income (loss) Per share	$0.30	$(0.38)	$0.29	$(1.50)	$(1.28)

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

In connection with the preparation of this annual report, our duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, our duly authorized officers of the Sponsor used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on that assessment, the Sponsor believes that, as of December 31, 2022, the Trust’s internal control over financial reporting is effective.

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

The Sponsor may at any time delegate all or a portion of its duties and responsibilities to another entity, including an affiliate of the Sponsor.

Principals of the Sponsor

The Sponsor is a wholly owned subsidiary of Metaurus LLC. Metaurus LLC has been listed as a principal of the Sponsor since April 13, 2017.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	60
Jamie Greenwald	Co-Chief Executive Officer	58
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	61
Sean A. Dillon	Senior Managing Director	55
Richard Silva, Jr.	Senior Managing Director	55
Ari Burstein	General Counsel/Chief Compliance Officer	53

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

Item 11. Executive Compensation

The Fund has no employees or directors and are managed by the Sponsor. None of the executive officers noted above receive compensation from the Fund.

Name	Position	Age
Richard Sandulli	Co-Chief Executive Officer	60
Jamie Greenwald	Co-Chief Executive Officer	58
Donald M. Callahan	Chief Financial Officer, Senior Managing Director	61
Sean A. Dillon	Senior Managing Director	55
Richard Silva, Jr.	Senior Managing Director	55
Ari Burstein	General Counsel/Chief Compliance Officer	53

The Dividend Fund will pay the Sponsor a Management Fee equal to 0.87% per year of the Dividend Fund’s average daily net assets, calculated and payable monthly in arrears, or pro rata for any partial month.

For the period ended December 21, 2022, the following represents Management Fees earned by the Sponsor:

Fund
U.S. Equity Cumulative Dividends Fund–Series 2027	$264,628

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither the Trust nor the Fund have directors or officers. Therefore, no directors or officers of the Trust or Fund own any Shares of either of the Fund.

As described more fully in the Prospectus, the Shares are generally non-voting shares. Neither the Sponsor nor the Fund are aware of any 5% holders of voting shares. While certain management personnel of the Sponsor own Shares of the Funds purchased through the market, these are ordinary non-voting Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11, Executive Compensation” in the Annual Report of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees for services performed by independent auditors for the period ended December 21, 2022:

Period Ended December 21, 2022
Audit Fees	$21,000
Audit -Related Fees	9,000
Tax Fees	-
All Other Fees	-
Total	$30,000

Audit fees and Audit-Related Fees consist of fees paid to Cohen & Company, Ltd. for the audit of the Fund’s annual financial statements included in the Annual Report on Form 10-K for year ended December 31, 2022, and for the review of the financial statements included in each Form 10-Q.

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

Item 16. Form 10-K Summary

None.

Financial Statements as of December 31, 2022

Index

Documents

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Authorized Participants and Sponsor of

Metaurus Equity Component Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedule of investments, of U.S. Equity Cumulative Dividends Fund – Series 2027, a series of Metaurus Equity Component Trust, as of the respective dates indicated below, the statements of operations, cash flows, and changes in shareholders’ equity, and the related notes, for each of the periods indicated below (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund, the results of its operations, the changes in shareholders’ equity, and the cash flows for each of the periods indicated below in conformity with accounting principles generally accepted in the United States of America.

Fund Name	Statements of Financial Condition	Schedule of Investments	Statements of Operations, Changes in Shareholders’ Equity, and Cash Flows
U.S. Equity Cumulative Dividends Fund – Series 2027	For the period ended December 21, 2022 (date of liquidation) and year ended December 31, 2021	For the year ended December 31, 2021	For the period from January 1, 2022 to December 21, 2022 (date of liquidation), and the years ended December 31, 2021 and 2020

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 21, 2022, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2017.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 31, 2023

C O H E N & C O M P A N Y , L T D .

800.229.1099 | 866.818.4538 fax | cohencpa.com

Registered with the Public Company Accounting Oversight Board

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Financial Condition

	December 21, 2022 (date of liquidation)	December 31, 2021
Assets
Investments, at Fair Value (Cost $0 and $33,581,572 respectively)	$-	$33,020,279
Cash and Cash Equivalents	14,900	674,688
Cash Pledged as Collateral on Open Futures Contracts	-	396,949
Interest Receivable	-	63,903
Variation Margin Receivable	-	88,750
Total Assets	$14,900	$34,244,569

Liabilities
Due to Advisor	14,900	25,176
Variation Margin Payable on Open Futures Contracts	-	22,188
Distribution Payable	-	434,875
Total Liabilities	$14,900	$482,239

Shareholders’ Equity
Authorized Participants ( 0 Shares and 3,550,000 Shares Outstanding, respectively)	$-	$33,762,330
Net Asset Value Per Share	$-	$9.51
Market Price Per Share		$10.20
Liquidating NAV	$7.07

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Schedule of Investments

December 31, 2021

Description	Principal Amount	Value
U.S. TREASURY OBLIGATIONS - 97.8%
U.S. Treasury Notes
2.125%, 12/31/2022 (1)	$4,599,000	$4,675,350
2.250%, 12/31/2023 (1)	4,971,000	5,120,324
2.250%, 11/15/2024 (1)	5,256,000	5,449,610
2.250%, 11/15/2025 (1)	5,472,000	5,701,140
2.000%, 11/15/2026 (1)	5,699,000	5,896,016
2.250%, 11/15/2027 (1)	5,883,000	6,177,839

Total U.S. Treasury Obligations (Cost $33,581,572)		33,020,279

Total Investments - 97.8% (Cost $33,581,572)		$33,020,279

Percentages are based on net assets of $33,762,330.

A list of the open futures contracts held by the Fund at December 31, 2021, is as follows:

	Number of				Unrealized
	Contracts	Expiration	Notional	Notional	Appreciation
Type of Contract	Long (Short)	Date	Amount	Value	(Depreciation)
S&P 500 Annl Div Dec22	355	12/19/2022	5,480,126	$5,604,563	$124,437
S&P 500 Annl Div Dec23	355	12/18/2023	5,599,626	5,808,688	209,062
S&P 500 Annl Div Dec24	355	12/23/2024	5,686,501	5,919,625	233,124
S&P 500 Annl Div Dec25	355	12/22/2025	5,775,251	6,061,625	286,374
S&P 500 Annl Div Dec26	355	12/21/2026	5,872,001	6,172,562	300,561
S&P 500 Annl Div Dec27	355	12/20/2027	5,960,001	6,274,625	314,624
Net Unrealized Appreciation (Depreciation)					$1,468,182

(1)	Security, or a portion of, has been pledged as collateral for the trading of futures contracts. The market value of the securities pledged as collateral for the period ended December 31, 2021 was $9,575,159 or 28% of net assets.

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Operations

	For the period from January 1, 2022 to December 21, 2022 (date of liquidation)	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest Income	$268,208	$122,879	$171,791

Expenses
Advisory Fees	264,628	234,734	173,761
Total Expenses	264,628	234,734	173,761
Net Expenses	264,628	234,734	173,761
Net Investment Income (Loss)	3,580	(111,855)	(1,970)

Net Realized and Unrealized Gain (Loss) from Investment Activities
Net Realized Gain (Loss) on Investments	(2,679,293)	15,308	1,203,137
Net Realized Gain (Loss) on Futures Contracts	(110,970)	10,674	(70,653)
Net Change in Unrealized Appreciation (Depreciation) on Investments	561,293	(650,832)	(13,568)
Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts	(1,468,182)	4,383,498	(3,402,145)
Net Realized and Unrealized Gain (Loss) on Investments	(3,697,152)	3,758,648	(2,283,229)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,693,572)	$3,646,793	$(2,285,199)

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Changes in Shareholders’ Equity

	For the period from January 1, 2022 to December 21, 2022 (date of liquidation)	Year Ended December 31,
	2022	2021	2020
Operations:
Net Investment Income	$3,580	$(111,855)	$(1,970)
Net Realized Gain (Loss) on Investments and Futures Contracts	(2,790,263)	25,982	1,132,484
Net Change in Unrealized Appreciation (Depreciation) on Investments and Futures Contracts	(906,889)	3,732,666	(3,415,713)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,693,572)	3,646,793	(2,285,199)

Dividends and Distributions to Shareholders:
Distributions	(5,773,625)	(3,944,125)	(2,757,625)
Total Distributions	(5,773,625)	(3,944,125)	(2,757,625)

Capital Share Transactions:
Issued	6,435,579	14,345,909	466,048
Redeemed	(30,730,712)	-	-
Net Increase (Decrease) in Net assets Resulting from Capital Share Transactions	(24,295,133)	14,345,909	466,048

Total Increase (Decrease) in Net Assets	(33,762,330)	14,048,577	(4,576,776)

Net Assets:
Beginning of Year	33,762,330	19,713,753	24,290,529
End of Year	$-	$33,762,330	$19,713,753

Capital Share Transactions:
Beginning of Year	3,550,000	2,100,000	2,050,000
Issued	800,000	1,450,000	50,000
Redeemed	(4,350,000)	-	-
Shares Outstanding from Capital Share Transactions	-	3,550,000	2,100,000

See accompanying notes to financial statements.

U.S. Equity Cumulative Dividends Fund–Series 2027

Statements of Cash Flows

	For the period from January 1, 2022 to December 21, 2022 (date of liquidation)	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Cash Flows from operating activities
Net increase/(decrease) in net assets from operations	$(3,693,572)	$3,646,793	$(2,285,199)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by (used in) operating activities:
Purchases of investments	(7,172,016)	(18,632,356)	(19,964,742)
Proceeds from sale of investments	37,682,106	3,408,890	25,676,397
Accretion of discounts and amortization of premiums	392,189	403,387	225,920
Net realized (gain)/loss on investments	2,679,293	(15,308)	(1,203,137)
Net change in unrealized (appreciation)/depreciation on investments	(561,293)	650,832	13,568
(Increase)/decrease in operating assets
Interest Receivable	63,903	(34,199)	19,206
Variation margin receivable	88,750	(57,250)	4,375
Increase/(decrease) in operating liabilities
Due to Advisor	(10,276)	10,771	(3,689)
Variation margin payable	(22,188)	(4,062)	5,750
Other accrued expenses	-	-	(86,737)
Net cash provided by (used in) operating activities	29,446,896	(10,622,502)	2,401,712

Cash Flows from financing activities
Proceeds from capital share issuances	6,435,579	14,345,909	466,048
Capital share redemptions	(30,730,712)	-	-
Dividends and distributions to shareholders	(6,208,500)	(3,740,250)	(2,834,125)
Net cash provided by (used in) financing activities	(30,503,633)	10,605,659	(2,368,077)

Net change in cash and cash equivalents	(1,056,737)	(16,843)	33,635
Cash, cash equivalents and restricted cash, beginning of year	1,071,637	1,088,480	1,054,845
Cash, cash equivalents and restricted cash, end of year	$14,900*	$1,071,637*	$1,088,480

Supplemental Disclosure of Cash Flow and Non-Cash Information:
Income Distribution Payable	-	$434,875	$231,000

*	Agrees to the total of “Cash and Cash equivalents” and “Cash Pledged as Collateral for Futures Contracts” balances on the Statements of Financial Condition.

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

On November 11, 2022, the Sponsor notified the NYSE Arca stock exchange that it had determined to close the Dividend Fund and delist and liquidate the Dividend Fund’s shares from trading on the NYSE Arca. Trading in IDIV shares was suspended following the market close on December 9, 2022, and IDIV was liquidated on December 21, 2022.

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

Concentration of Credit Risk

Credit risk is the risk that a financial loss will be incurred if a Fund’s counterparty does not fulfill its financial obligations in a timely manner. Financial instruments that potentially subject the Funds to concentrations of credit risk consist principally of investments and cash deposits. As set forth above, IDIV was liquidated on December 21, 2022, and therefore did not hold any investment after that date. Cash of IDIV fund at December 21, 2022 is held at Brown Brothers, Harriman & Co. Investments and cash of IDIV Fund at December 31, 2021, 2020 and 2019 are held at Brown Brothers, Harriman & Co., and Morgan Stanley & Co. LLC.

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

As set forth above, IDIV was liquidated on December 21, 2022, and therefore did not hold any investment after that date. The following table summarizes the inputs used to value the Fund’s investments at December 31, 2021 using the fair value hierarchy:

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

At December 21, 2022 and December 31, 2021, the Fund had no unrecognized tax benefits related to their tax positions. The Fund does not expect that their assessments related to unrecognized tax benefits will materially change over the next 12 months. However, the Fund’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, state and foreign tax laws; and changes in the administrative practices and precedents of the relevant taxing authorities.

The Fund’s policy is to classify interest and penalties associated with the failure to file U.S. federal and state income tax returns, as income tax expenses on their Statements of Operations. For the period ended December 21, 2022 and years ended December 31, 2021, 2020, and 2019, the Funds did not have any interest or penalties associated with the failure to file any income tax returns.

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

Short-Term Investments

The Fund may purchase U.S. Treasury Bills, cash and or cash equivalents. Additionally, the Funds may enter into short-term loans and reverse repurchase agreements for liquidity purposes. There were no short-term loans or reverse repurchase agreements held in the Fund as of and during the period ended December 21, 2022 and years ended December 31, 2021, 2020 and 2019.

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

The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition and Schedules of Investments, and is restricted as to its use. The ETF that enters into futures contracts maintains collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, the Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing of a futures transaction. Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the ETF since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk that the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

IDIV held futures equity contracts as of and for the year ended December 31, 2021. As set forth above, IDIV was liquidated on December 21, 2022, and therefore did not hold futures equity contracts after that date. The value and detail of these contracts are disclosed on the Fund’s respective Schedule of Investments. The corresponding gains and losses associated with these contracts are disclosed on the Fund’s respective Statement of Operations.

The average volume of futures contracts for IDIV for the period ended December 21, 2022 (liquidation date) are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$38,950,566

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

The average volume of futures contracts for the year ended December 31, 2021 are as follows:

U.S. Equity Cumulative Dividends Fund–Series 2027

Derivative	Notional Amount
Long futures contracts	$30,755,632

Offsetting Assets and Liabilities

The Futures Account Agreement includes provisions permitting the Clearing FCM to net and set off its obligations to the Fund against the obligations of the Fund to the Clearing FCM upon the termination of the agreement or occurrence of an Event of Default, as defined in the agreement. As described above, the Fund utilizes derivative instruments to pursue their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Fund does not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition.

The following table presents IDIV’s derivatives by investment type net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Fund as of December 31, 2021 and December 31, 2020.

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

U.S. Equity Cumulative Dividends Fund–Series 2027

December 31, 2021 (Audited)

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – FINANCIAL HIGHLIGHTS

Financial Highlights

For the period from January 1, 2022 to December 21, 2022 (date of liquidation)

	NAV Beginning	Net Investment	Net Realized and Unrealized	Total from	Distributions from Net	Total		Total	Market	Net Assets End of Period	Ratio of Expenses to Average	Ratio of Expenses to Average Net Assets (Excluding	Ratio of Net Investment Income/Loss to Average	Portfolio
	of Period	Income/Loss*	Gain/Loss	Operations	Investment Income	Distributions	Liquidating NAV	Return	Price	(000)	Net Assets	Waivers)	Net Assets	Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027
2022	$9.51	$0.00	$(1.02)	$(1.02)	$(1.43)	$(1.43)	$7.07	-10.61%	$-	$-	0.87%	0.87%	0.01%	20%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

Financial Highlights

Year Ended December 31, 2021

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss*	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027*
2021	$9.39	$(0.04)	$1.56	$1.52	$(1.40)	$(1.40)	$9.51	16.75%	$10.20	$33,762	0.87%	0.87%	-0.41%	12%

*	Per share data calculated using average shares method.

Amounts designated as “-” are $0.

Financial Highlights

Twelve Months Ended December 31, 2020

	NAV Beginning of Period	Net Investment Income/Loss*	Net Realized and Unrealized Gain/Loss	Total from Operations	Distributions from Net Investment Income	Total Distributions	NAV End of Period	Total Return	Market Price	Net Assets End of Period (000)	Ratio of Expenses to Average Net Assets	Ratio of Expenses to Average Net Assets (Excluding Waivers)	Ratio of Net Investment Income/Loss to Average Net Assets	Portfolio Turnover
U.S. Equity Cumulative Dividends Fund–Series 2027 *
2020	$11.85	$-	$(1.12)	$(1.12)	$(1.34)	$(1.34)	$9.39	-8.75%	$10.08	$19,714	0.87%	0.87%	-0.01%	100%

*	Per share data calculated using average shares method.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Cash Transactions Risk

Each Fund intends to create and redeem Baskets primarily through EFRP transactions. In certain instances, the Fund may effect creations and redemptions partly or wholly for cash, rather than through an EFRP transaction. Because the Fund may effect redemptions for cash, rather than through an EFRP transaction, they may be required to sell Deposit Instruments in order to obtain the cash needed to distribute redemption proceeds, and they may subsequently recognize gains on such sales. As a result, an investment in Shares redeemed partially or wholly for cash may be less tax-efficient than if the Shares were redeemed through an EFRP transaction which generally will not trigger any tax consequences to Shareholders. Moreover, cash transactions may have to be carried out over several days if the market for any of the Deposit Instruments is relatively illiquid and may involve considerable brokerage fees and taxes. These brokerage fees and taxes, which generally are expected to be higher than if the Basket was created or redeemed through an EFRP transaction, may be passed on to purchasers and redeemers of Baskets in the form of creation and redemption transaction fees. In addition, these factors may result in wider spreads between the bid and the offered prices of the Shares.

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

METAURUS EQUITY COMPONENT TRUST

NOTES TO FINANCIAL STATEMENTS

Natural Disaster/Epidemic Risk.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies. These circumstances may adversely impact the Fund’s performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third-party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s Underlying Index. These factors can cause substantial market volatility, exchange trading suspensions and closures, changes in the availability of and the margin requirements for certain instruments, and can impact the ability of the Fund to complete redemptions and otherwise affect the Fund’s performance and the Fund’s trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these could have a significant impact on the Fund’s performance, resulting in losses to your investment.

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

COVID-19 may cause key personnel of the Sponsor to be absent from work or work remotely for prolonged periods of time. The ability of any such personnel to work effectively on a remote basis may adversely impact the day-to-day operations of the Fund or its net performance. Any future outbreak or pandemic could also have potential adverse effects on the global economy, the Sponsor or the Fund in ways the Sponsor cannot predict or anticipate.

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

Metaurus Advisors LLC
Sponsor of the Metaurus Equity Component Trust (Registrant)

Date: March 31, 2023	By:	/s/ Jamie Greenwald
Jamie Greenwald
Co-Chief Executive Officer
(Principle Executive Officer)

Date: March 31, 2023	By:	/s/ Donald M. Callahan
Donald M. Callahan
Chief Financial Officer
(Principle Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Metaurus Advisors LLC, the Sponsor of the Registrant.